Form 10-Q
period 2011-06-30
Guitammer Co
filed 2011-09-09
CIK 1334126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011
or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   ________        to _____________

Commission File Number: 000-54331

THE GUITAMMER COMPANY
(Exact name of registrant as specified in its charter)

Nevada	61-1650777
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6117 Maxtown Road, Westerville, OH	43082
(Address of principal executive offices)	(Zip Code)

(614) 898-9370 (Registrant’s telephone number, including area code)

None
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[ X ] Yes                     [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[  ] Yes                     [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[ ] Yes                     [ X ] No

As of August 31, 2011, 50,601,374 shares of Common Stock were outstanding.

The Guitammer Company
INDEX

Page
PART I - Financial Information

Item 1. Condensed Financial Statements (unaudited)

Condensed Consolidated Balance Sheet at June 30, 2011 and December 31, 2010	1

Condensed Consolidated Statements of Operations for the Three and six months ended June 30, 2011 and 2010	2
3
Condensed Consolidated Statements of Cash Flows for the six monthsended June 30, 2011 and 2010

Notes to Condensed Consolidated Financial Statements	4

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures About Market Risk. .	21

Item 4. Controls and Procedures	21

PART II - Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	22

Item 6. Exhibits	22

Signature	28

Certifications	29

THE GUITAMMER COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$21,371	$65,922
Accounts receivable, net	8,951	31,200
Inventory	94,990	279,899
Prepaid expenses and other current assets	11,832	2,073
Total current assets	137,144	379,094

Property and equipment, net	17,388	21,576
Deferred financing costs, net	55,211	65,897
Other assets	39,741	43,395
	$249,484	$509,962

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Line of credit	$39,800	$39,800
Accounts payable	943,897	871,061
Accrued expenses	346,907	262,629
Capital lease obligations, current portion	-	515
Deferred revenue	123,056	131,492
Current portion of long-term debt	2,786,382	2,598,654
Total current liabilities	4,240,042	3,904,151

Long-term debt, net of current portion	372,733	524,834
	4,612,775	4,428,985

Stockholders' deficit
Common stock, par value of $.001, 150,000,000 shares authorized;
50,001,374 shares issued and outstanding at June 30, 2011
and December 31, 2010, respectively	1,742,170	1,742,170
Accumulated deficit	(6,105,461)	(5,661,193)
	(4,363,291)	(3,919,023)
	$249,484	$509,962

See notes to the condensed consolidated financial statements

THE GUITAMMER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Total revenue	$280,307	$229,933	$979,572	$621,294
Cost of goods sold	176,171	172,853	588,950	371,351
Gross profit	104,136	57,080	390,622	249,943
Operating expenses
General and administrative	253,685	246,455	594,216	572,650
Research and development	13,780	-	32,001	25,392
	267,465	246,455	626,217	598,042
Loss from operations	(163,329)	(189,375)	(235,595)	(348,099)
Other income (expense)
Interest expense	(116,132)	(106,458)	(208,720)	(145,455)
Interest income	-	387	47	848
	(116,132)	(106,071)	(208,673)	(144,607)
Loss before provision for income taxes	(279,461)	(295,446)	(444,268)	(492,706)
Provision for income taxes	-	-	-	-
Net loss	$(279,461)	$(295,446)	$(444,268)	$(492,706)
Basic and diluted loss per share	$(0.006)	$(0.006)	$(0.009)	$(0.010)
Basic and diluted weighted average common shares outstanding	50,001,374	50,001,374	50,001,374	50,001,374

See notes to the condensed consolidated financial statements

THE GUITAMMER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(UNAUDITED)

	2011	2010
Cash flows from operating activities
Net loss	(444,268)	(492,706)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation and amortization	18,807	19,102
Stock-based compensation	-	32,805

Changes in assets and liabilities
Accounts receivable	22,249	99,672
Inventory	184,909	181,396
Prepaid expenses	(9,759)	(8,537)
Accounts payable and accrued expenses	157,114	36,546
Deferred revenue	(8,436)	82,825
Net cash used in operating activities	(79,384)	(48,897)

Cash flows from investing activities
Purchase of intangible assets	-	(5,559)
Purchase of property and equipment	(279)	(634)
Net cash used in investing activities	(279)	(6,193)

Cash flows from financing activities
Payment of line of credit	-	(205)
Payment of capital lease obligation	(515)	(1,451)
Proceeds from debt	35,627	100,000
Payment of debt	-	(48,865)
Net cash provided by financing activities	35,112	49,479

Net decrease in cash and cash equivalents	(44,551)	(5,611)
Cash and cash equivalents, beginning of period	65,922	28,071
Cash and cash equivalents, end of period	21,371	22,460

Supplemental disclosure of cash flow information
Cash paid during the period for
Interest	$129,170	$86,518
Income taxes	-	-

See notes to the condensed consolidated financial statements

THE GUITAMMER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

The financial information presented represents The Guitammer Company (the “Company”)  incorporated on March 6, 1990, under the laws of the State of Ohio, prior to the creation of the Nevada holding company that was formed on May 18, 2011.

In April 2011, the Board of Directors approved a resolution to create a holding company to own 100% of the Company. The holding company is incorporated in the State of Nevada and has 150 million authorized common shares. Existing shareholders of the Company received 31,206 shares in the holding company for each share they currently own, resulting in a total of 50,001,374 shares of Common Stock, of Guitammer-Nevada evidencing the same proportional interest in Guitammer-Nevada as they held in Guitammer-Ohio.  The purpose of creating a holding company structure in the State of Nevada is because the legal environment in Nevada is more conducive to being a public company with public shareholders than in the State of Ohio.  The per share numbers and the per share amounts in the financial statements and the notes to the financial statements reflect the retroactive application of our stock split.

Creation of the holding company will not impact the Company’s operations and the Company does not intend to relocate its operations or headquarters.

The Company is involved in the distribution of a low frequency audio transducer branded as the original ButtKicker® products.  The Company, headquartered in Ohio, sells products internationally.

Basis of Presentation
All inter-company transactions and accounts  and have been  have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by U.S. GAAP for complete financial statements. All adjustments that are, in the opinion of management, of a normal recurring nature and considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2011 are not indicative of the results that may be expected for the year ending December 31, 2011 or for any other future period. These condensed consolidated financial statements and the notes thereto should be read in conjunction with the audited financial statements and notes thereto included in our Form 10 for the year ended December 31, 2010 filed with the Securities and Exchange Commission (the “SEC”) on July 26, 2011.

Use of Estimates
The preparation of financial statements in conformity with accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of

THE GUITAMMER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Cash and Cash Equivalents
The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents.

Subject to certain limitations, the Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation.

Accounts Receivable
Accounts receivable are carried at cost less an allowance for doubtful accounts.  The allowance for doubtful accounts is established through provisions charged against income and is maintained at a level believed adequate by management to absorb estimated bad debts based on current economic conditions.

Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. The Company recorded an allowance of approximately $28,000 and $8,000 at June 30, 2011 and December 31, 2010 respectively.

Inventory
Inventory, consisting of finished goods, is stated at the lower of cost or market.  Cost is determined using the weighted average method.  Inventory that is determined to be in a condition of obsolescence or not sellable is expensed immediately.

Property and Equipment, net
Property and equipment are recorded at cost less accumulated depreciation.  Expenditures for major additions and improvements are capitalized, while minor replacements, maintenance, and repairs and maintenance are charged to expense as incurred.  Leasehold improvements are amortized over the shorter of the assets’ economic lives or the lease term.  Depreciation is provided using the straight- line method over the estimated useful lives of the assets as follows:

Equipment and electronics	5 - 7 years
Furniture and fixtures	7 years
Leasehold improvements	Shorter or lease terms or 7 years

Impairment of Long-Lived Assets
Long-lived assets to be held and used are reviewed for impairment whenever events or circumstances indicate that the carrying value of such assets may not be recoverable.  Determination of recoverability is generally based on an estimate of undiscounted cash flows resulting from the use of the asset and its eventual disposition.  If the evaluation indicates that the carrying amount of an asset is not recoverable from our undiscounted cash flows, then an impairment loss is measured by comparing the carrying amount of the asset to its fair value.

THE GUITAMMER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition
The Company recognizes revenue from the sale of its products when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed and determinable, and collectibility is reasonably assured.

Deferred Revenue
The Company received prepayment for products from one of its customers of approximately $250,000.  As of June 30, 2011 and December 31, 2010 the Company had deferred revenue of $123,056 and $131,492, respectively.

Income Taxes
Prior to the creation of the Nevada holding company that was formed on May 18, 2011, the Company had elected S Corporation status for Federal and for Ohio state income tax purposes.  Under these elections, the Company’s taxable income is includable by the stockholders on their individual income tax returns, and the Company makes no provision for Federal and State income tax.

Effective with the Company formation of the Guitammer-Nevada holding company, the Company is now a C Corporation for both Federal and State income tax purposes.

There were no uncertain tax positions at June 30, 2011 or December 31, 2010, as the Company’s tax positions for open years meet the recognition thresholds of more likely than not to be sustained upon examinations.  Tax returns for the years 2007 through 2010 are currently open to examination.

Fair Value of Financial Instruments
The Company measures and discloses the estimated fair value of financial assets and liabilities using the fair value hierarchy prescribed by U.S. generally accepted accounting principles.  The fair value hierarchy has three levels, which are based on reliable  available inputs of observable data.  The hierarchy requires the use of observable market data when available.  The levels are defined as follows:

Level 1 – quoted prices for identical instruments in active markets;

Level 2 – quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model derived valuations in which significant inputs and significant value drivers are observable in active markets; and

Level 3 – fair value measurements derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The carrying amount reported in the balance sheets for cash and cash equivalents, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.  The majority of the Company’s debt had fixed rates and the fair value was estimated at $3.2 million and $3.1 million based on a discounted cash flow model as of June 30, 2011 and December 31, 2010, respectively.

THE GUITAMMER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising
Costs of advertising and marketing are expensed as incurred.  Advertising and marketing costs were $2,420 and $66,763 for the periods ended June 30, 2011 and 2010.

Shipping and Handling
Shipping and handling costs of approximately $73,357 and $87,479 for the periods ended June 30, 2011 and 2010, respectively, are included in general and administrative expenses in the statements of operations.

Research and development costs
The costs of research and development activities are expensed when incurred. Research and development activities consist of costs related to development of reduced size ButtKicker transducers.

Earnings (Loss) Per Share of Common Stock
Historical net income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share when the Company reported a loss because to do so would be antidilutive for periods presented.

Stock Based Compensation
Share-based compensation is measured as the fair value of the award at its grant date based on the estimated number of awards that are expected to vest and is recorded over a defined service period.  In the absence of an observable market price for share-based award, the fair value is based upon a valuation methodology that takes into consideration various factors, including the exercise price of the award, the term of the award, the current price of the underlying shares, the expected volatility of the underlying share price, the expected dividends on the underlying shares, and a risk-free interest rate.  Compensation expense is recognized based on the estimated grant date fair value method using a Black-Scholes valuation model.

Subsequent Events
On July 15, 2011, The Company sold 600,000 shares of stock and 600,000 stock warrants to related parties for a combined $.25 per share for a total amount raised of $150,000.

2 - GOING CONCERN

The Company has incurred net losses, negative cash flows from operating activities, and has an accumulated deficit of approximately $6.1 million at June 30, 2011.  In addition, at June 30, 2011 the Company had a cash balance of approximately $21,000 and working capital deficiency of approximately $4.1 million.  The Company has relied upon cash from its financing activities to fund its ongoing operations as it has not been able to generate sufficient cash from its operating activities in the past and there is no assurance it will be able to do so in the future.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

THE GUITAMMER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2 - GOING CONCERN (continued)

The Company needs additional capital to fund current working capital requirements, ongoing debt service and to repay its obligations that are maturing over the upcoming twelve month period.  Management plans to increase revenues and to control operating expenses in order to reduce losses from operations.  Additionally, the Company will continue to seek equity and/or debt financing in order to enable the Company to meet its financial obligations until it achieves profitability.  The Company may not be able to obtain this additional financing on acceptable terms or at all.

3 - PROPERTY AND EQUIPMENT, NET

	June 30, 2011	December 31, 2010
Equipment and electronics	$175,447	$175,168
Furniture and fixtures	19,464	19,464
Leasehold improvements	12,313	12,313
	207,224	206,945
Less accumulated depreciation	(189,836)	(185,369)
Property and equipment, net	$17,388	$21,576

Depreciation expense for the six months ended June 30, 2011 and December 31, 2010 was $4,467 and $6,300, respectively.

4 - LINE OF CREDIT

The Company has entered into a line of credit arrangement with Key Bank, which carries a maximum possible balance of $40,000.  The loan has an annual interest rate of 6.35% and is due on demand.  As of June 30, 2011 and December 31, 2010, the Company had drawn down $39,800.  The line of credit is unsecured.

5 – ACCRUED EXPENSES

Other current liabilities consisted of the following at June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010
Accrued Payroll	$31,494	$45,835
Accrued interest	215,915	147,107
Warrant liability	22,496	14,159
Deferred rent	14,909	12,721
Miscellaneous accrued expenses	62,093	42,807
	$346,907	$262,629

THE GUITAMMER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5 – ACCRUED EXPENSES (continued)

The Company has outstanding warrants for the purchase of 1,516,934 shares. 1,291,928 of the warrants expire July 2015 and have an exercise price of $.02131.  225,006 of the warrants have an exercise price of $.25 and expire May 2013.   Because these warrants contain provisions that protect the holder from declines in stock price, the Company recognizes these warrants as liabilities at their respective fair value on each reporting date. Fair value is estimated using the Black-Scholes valuation model. The significant assumptions considered by the model were the amount of outstanding warrants, the remaining term of the warrants, the per share stock price of $.03, a risk-free rate of 3.30% and estimated volatility of 60%. The resulting fair value of the warrants was calculated to be $22,496.

6 - DEBT

Debt payable to related parties is as follows:
	June 30,	December 31,
	2011	2010
Notes payable to three stockholders in original amounts of $300,000 at an interest rate of 12%. Notes are due no later than June 30, 2012.	$237,734	$237,734

Note payable to Forest Capital, an affiliate of the Walter J. Doyle Trust, a stockholder, in the original amount of $250,000 at an annual interest rate of 10%. Effective December 13, 2009, the annual interest rate increased to 20%. This note is due on demand.	250,000	250,000

Note payable to Julie E. Jacobs Trust in the original amount of $100,000 at an annual interest rate of 20%. Effective September 26, 2010, the annual interest rate increased to 30%. This note is due on demand.	100,000	100,000

Note payable to Thelma Gault, a stockholder, in the original amount of $800,000 at an interest rate of 10%. The loan is collateralized by all assets of the Company, and on April 25, 2008 signed an agreement in which her collateralization is shared with the State of Ohio. On November 18, 2010, Thelma Gault signed an agreement subordinating up to $700,000 of debt to the Walter Doyle Trust and the Julie Jacobs Trust and to Standard Energy through the Julie Jacobs Trust. Note is due on May 1, 2014.	584,352	584,352

On October 5, 2010, the Company issued a note payable in the amount of $100,000 to Standard Energy, an affiliate of the Julie E. Jacobs Trust, at an annual interest rate of 10%. The note is due September 30, 2011.	100,000	100,000

On October 5, 2010, the Company issued a note payable in the amount of $25,000 to the Walter J. Doyle Trust at an annual interest rate of 10%. The note is due September 30, 2011.	25,000	25,000

THE GUITAMMER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
 6 - DEBT (Continued)

	June 30,	December 31,
	2011	2010
On November 12, 2010, the Company entered into an inventory financing agreement with Standard Energy and the Walter J. Doyle Trust, each with an original issuance amount of $150,000 at a monthly interest rate of 2%. These notes share a first position lien on all assets. The note is due on October 16, 2011.	299,386	299,386

Note payable to Richard Luden, a relative of Mark Luden, an officer and stockholder, for $82,000. This is an interest free loan that is to be repaid upon sale of the Company or at the discretion of the Board of Directors.	82,000	82,000
Total debt payable to related parties	$1,678,472	$1,678,472

Other debt is as follows:
Note payable to Ohio Innovation Loan Fund at an interest rate of 8%. Monthly payments of principal, interest, escrow, and service fees are based on the phase structure. The loan is collateralized by all assets of the Company, and this collateralization is shared with the Thelma Gault per agreement signed on April 25, 2008. On November 29, 2010, The Direct of Development for the State of Ohio signed an agreement subordinating up to $700,000 of debt to the Walter Doyle Trust and the Julie Jacobs Trust and to Standard Energy through the Julie Jacobs Trust. Note is due in January 2014.	$703,656	$703,656

Note payable to Merrill Lynch with interest payable at Libor plus .56%. In addition, this debt is guaranteed 50% each by the Walter J. Doyle Trust and the Julie E. Jacobs Trust. As compensation for their guarantees, the trusts receive 4% per annum and share a first position lien on all assets. The note is due on demand.	398,121	397,494

Notes payable to four different investors in the original amount of $250,000 at an interest rate of 12%. Note is due no later than June 30, 2012.	193,866	193,866

Note payable to Joseph Albert in the original amount of $100,000 at an annual interest rate of 7%. Note was amended January 11, 2011 to extend the due date to July 11, 2011. This note is convertible at the note holders option into 400,000 shares of common stock.	100,000	100,000

THE GUITAMMER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6 - DEBT (Continued)
	June 30,	December 31,
	2011	2010

Note payable to John Robison in the original amount of $50,000 at an annual interest rate of 7%. Note was amended February 2, 2011 to extend the due date to August 2, 2011. This note is convertible at the note holders option into 250,000 shares of common stock.	50,000	50,000

Note payable to Carl Generes with no interest payable in the amount of 35,000. Note is due no later than February 23, 2012 and is for legal services related to SEC filings to occur in 2011.	35,000	-
Other debt	$1,480,643	$1,445,016

The principal maturities of the notes payable for the next five years and in the aggregate are as follows:

Period ending June 30,
2012	$2,786,382
2013	138,134
2014	152,599
2015	82,000
$3,159,115

In previous periods, the Company was not in compliance with certain debt covenants for which waivers were never received.  As a result, the note payable to Ohio Innovation Loan Fund is classified as current in the accompanying balance sheets.

THE GUITAMMER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7 - STOCKHOLDERS’ DEFICIENCY

Options
The following table summarizes the activity for all stock options:

	Number of Options	Range of Exercise Price	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Weighted Average Grant Date Fair Value
Outstanding options as of January 1, 2010	42,324,386	$.0032-$.02131	$.01681	6.0	$.00865
Options granted	10,641,246	$.0032	$.0032	8.8	$.01959
Options cancelled	(10,641,246)	$.0032	$.0032	-	$.00141
Outstanding options as of December 31, 2010	42,324,386	$.0032-$.02131	$.01681	7.3	$.01296

Options granted	-	-	-	-	-
Options cancelled	-	-	-	-	-
Outstanding options as of June 30, 2011	42,324,386	$.0032-$.02131	$.01681	6.8	$.01296

The following tables summarize the fair values and weighted average assumptions related to the grants of stock options:

December 31,
Grant Dates	2010
Weighted average grant date fair value	$.01959
Weighted average assumptions:
Risk-free interest rate	3.30%
Expected volatility	60%
Expected dividend yield	0%
Expected term (years)	10

THE GUITAMMER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7 - STOCKHOLDERS’ DEFICIENCY (continue)

The following table provides information about options under the Plan that are outstanding and exercisable as of June 30, 2011:

	Options Outstanding		Options Exercisable
Exercise Price	As of June 30, 2011	Weighted Average Contractual Life Remaining	As of June 30, 2011
$.0032	10,837,532	8.3 years	10,837,532
$.02131	31,486,854	7.3 years	31,486,854
	42,324,386		42,324,386

Included in the above table are 16,071,090 options to non-employees and 26,253,296 to officers of the Company.

Warrants
The Company has 1,516,934 and 1,291,928 warrants outstanding as of June 30, 2011 and December 31, 2010, respectively, 1,291,928 warrants with an exercise price of $.02131 expiring July 2015 and 225,006 have an exercise price of $.25 expiring May, 2013. The warrants include certain provisions that protect the holders from a decline in the stock price of the Company. As a result of those provisions, the Company recognizes the warrants as liabilities at their fair values on each reporting date.

The Company has recorded a warrant liability of $22,496 as of June 30, 2011 and $14,159 as of December 31, 2010, which is based on the Black-Scholes valuation model to estimate the fair value of the warrants. The significant assumptions considered by the model were the remaining term of the warrants, the per share stock price of $.03 and .02131 at June 30, 2011 and December 31, 2010 respectively, a risk free rate of 3.30% and an expected volatility of 60%.

8 - COMMITMENTS

On September 1, 2009, the Company entered into a three year lease for the rental of the office and warehouse at 6117 Maxtown Road, Westerville, Ohio.  The lease expires on August 31, 2012.  Under the terms of the lease, the Company’s future minimum rental payments are as follows:

Year Ending December 31,
2011	$40,492
2012	56,656
$97,148

Total rent expense under operating leases for the three and six months ending June 30, 2011 amounted to approximately $20,428 and $39,082, respectively.   Total rent expense under operating leases for the three and six months ending June 30, 2010 amounted to approximately $15,126 and $30,372, respectively.

THE GUITAMMER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9 - CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Companies to concentrations of credit risk consist principally of accounts receivable.  Receivables are stated at the amounts management expects to collect from outstanding balances.  Generally, the Company does not require collateral or other security to support contract receivables.

The Company had major customers in each of the reporting periods presented.  A major customer is defined as one that purchases ten-percent or more in a reporting period.  Net sales for the three and six months ended June 30, 2011 include sales to major customers as follows:

	Three months ended	Six Months ended
Customer	June 30, 2011	June 30, 2010
Customer A	13%	10%
Customer B	13%	8%

The Company had major suppliers in each of the reporting periods presented.  A major supplier is defined as one that provides ten-percent or more of total cost-of-sales in a particular reporting period or has an outstanding account payable balance of ten-percent or more as of the reporting period.

	Three months ended		Six months ended
	June 30, 2011		June 30, 2011
	Purchases During Period	Account Payable Percentage at end of Period	Purchases During Period	Account Payable Percentage at end of period
Eminence Speaker LLC	54%	33%	50%	33%
Vendor B	25%	28%	39%	28%
Vendor C	17%	0%	6%	0%

10 - RELATED PARTY TRANSACTIONS

One of the Company’s shareholders is also a note holder and a minority shareholder of a major supplier to the Company.  This shareholder is a note holder who also owns 2,590,098 shares of the Company’s common stock and options to purchase another 3,276,630 shares, and is a minority shareholder in Eminence Speaker, LLC, a major supplier to the Company.

THE GUITAMMER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

11 – INTANGIBLE ASSETS

Intangible assets principally consist of patents and trademarks related to the ButtKicker products. The assets are being amortized over 10 years based on the estimated useful lives of the patents and trademarks.   Amortization of the intangible assets, which is included in general and administrative expenses, was approximately $3,700 and $3,500 for the period ended June 30, 2011 and June 30, 30, 2010.  The estimated future amortization expense for intangible assets is approximately $7,000 per year from 2012 through 2014, $6,000 in 2015 and $8,000 thereafter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS  OF OPERATIONS

The following discussion and analysis should be read in conjunction with Guitammer's Unaudited Consolidated Interim Financial Statements and notes thereto included elsewhere in this Form 10-Q. Except for the historical information contained herein, the discussion in this Form 10-Q contains certain forward looking statements that involve risks and uncertainties, such as statements of Guitammer plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q. These statements include, without limitation, statements concerning the potential operations and results of Guitammer described below. Guitammer's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, without limitation, those factors discussed herein and in Guitammer's Form 10 Registration Statement.

OVERVIEW

Guitammer Company (“Guitammer-Ohio”) was incorporated in Ohio on March 6, 1990, as a research, development and licensing company and manufacturer and marketer of low frequency audio transducers that allows users to feel low frequency sound (“bass”) like a subwoofer but silent.

On May 18, 2011, Guitammer-Ohio caused the formation of a Nevada corporation with the same name (the “Registrant” “Company”, “Guitammer-Nevada”, “we”, “us” and “our”) and entered into a Plan and Agreement of Reorganization with Guitammer-Nevada pursuant to which (i) the shareholders of Guitammer-Ohio would exchange (on a one (1) for thirty-one thousand, two hundred and six (31,206) shares basis) their aggregate 1,602.3 issued and outstanding shares of common stock for an aggregate of 50,001,374  shares of Common Stock, par value $0.001 per share, of Guitammer-Nevada evidencing the same proportional interest in Guitammer-Nevada as they held in Guitammer-Ohio, and  (ii) option and warrant holders to purchase an aggregate of  1,397.7 shares of common stock of Guitammer-Ohio would exchange (on a one (1) for thirty-one thousand, two hundred and six (31,206) shares basis) their options and warrants for options and warrants to purchase an aggregate of 43,616,626 shares of Common Stock, par value $0.001 per share,  of Guitammer-Nevada in the same proportional interest  in Guitammer-Nevada as they held in Guitammer-Ohio (the “Reorganization”). In addition, the Company issued to two lenders warrants to purchase shares of Guitammer-Ohio which because of the Reorganization would be converted into warrants to purchase an aggregate of 225,000 shares of our Common Stock, par value $0.001 per share.  In order to save time and expense of creating and issuing new Guitammer-Nevada options and warrants, the Company’s Board of Directors passed a resolution that the outstanding Guitammer- Ohio options and warrants would be and are deemed to be and constitute the Guitammer- Nevada options and warrants (on the said 1 for 31,206 shares basis) to purchase an aggregate of 43,841,320 shares of our Common Stock.

On July 14, 2011, the Company sold to two existing shareholders in private transactions a total of 600,000 shares of Common Stock for $0.25 per share (an aggregate of $150,000), including warrants to purchase an additional 600,000 shares for $0.36 per share.

RESULTS OF OPERATIONS

Six months ended June 30, 2011

All references below to per share and shares of Common Stock of the Company reflect the Reorganization.

Results of Operations

Revenue increased $358,278 or 58%, to $979,572 for the six months ended June 30, 2011, compared to revenue of $621,294 for the six months ended June 30, 2010.  During the first half of 2011, The Company has not significantly changed our product line, our distributions channels or our pricing.  Consequently, management believes our increase in sales are attributable to an increase in organic growth due to word of mouth and customer referrals which have resulted in an increased demand for ButtKicker brand products.

The Company does experience some seasonality in sales as the 1st quarter and 4th quarter of the year typically experience higher sales volumes.

           Cost of goods sold increased $217,599, approximately 59%, to $588,950, for the six months ended June 30, 2011, compared to cost of goods sold of $371,351 for the six months ended June 30, 2010. The 59% increase in the cost of goods sold for the six months ending June 30, 2011 corresponds with the 58% increase in revenue for the same time period.

Gross profit increased by $140,679 or 56% to $390,622 for the six months ended June 30, 2011, compared to gross profit of $249,943 for the six months ended June 30, 2010. Our gross margin percentage remained unchanged as it was approximately 40% for both the six months ended June 30, 2011, and the six months ended June 30, 2010.

General and administrative expenses increased $21,566, or 4%, to $594,215 for the six months ended June 30, 2011, compared to general and administrative expenses of $572,650 for the six months ended June 30, 2010. Significant variations within the general and administrative expenses were as follows:

	Six months ended June 30,
	2011	2010
Payroll	207,994	250,764
Professional fees	112,706	12,694
Bad Debts	20,121	-
Marketing and Trade Shows	2,144	65,873
Total	344,976	329,331

Payroll expense decreased by $42,770, in the six months ended June 30, 2011 compared to the six months ended June 30, 2010, due to more employee time and payroll dollars being charged to Research and Development projects in 2011. Professional fees increased by approximately $100,000 for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 due to audit expenses and the costs associated with filing the Form 10 Registration Statement and becoming a fully reporting public company. Bad debts expense increased approximately $20,000 for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 due to the bankruptcy of a large customer. Marketing and Trade Shows expense decreased by approximately $63,000 the six months ended June 30, 2011 compared to the six months ended June 30, 2010 primarily due to the Company not having a display at the International Consumer Electronics Show in January 2011.

Research and development expenses increased $6,609 to $32,001 for the six months ended June 30, 2011, compared to $25,392 for the six months ended June 30, 2010.

Loss from operations decreased by $112,504 or 32% for the six months ended June 30, 2011 to $235,595 as compared to $348,099 for the six months ended June 30, 2010. The decrease was caused by the increase in revenue and gross profit offset partially by the changes in general and administrative fees and indicated above.

Interest expense increased $63,265 or 43%, to $208,720 for the six months ended June 30, 2011, compared to interest expense of $145,455 for the six months ended June 30, 2010. The increase was due primarily to an overall increase in debt during the year ended December 31, 2010.

Our net loss decreased $48,438 for the six months ended June 30, 2011. We had net loss of $444,268 (or basic and diluted net loss per share of $0.01) for the six months ended June 30, 2011, compared to net loss of $492,706 (or basic and diluted net loss per share of $0.01) for the six months ended June 30, 2010. The decrease in net loss was primarily attributable to the increase in revenue and gross profit partially offset by the increase in interest expense and professional fees.

Three months ended June 30, 2011 and June 30, 2010

Results of Operations

Revenue increased $50,374 or 22%, to $280,307 for the three months ended June 30, 2011, compared to revenue of $229,933 for the three months ended June 30, 2010. During the first half of 2011, the Company has not significantly changed it’s product line, it’s distributions channels or pricing.  Consequently, management believes our increase in sales are attributable to an increase in organic growth due to word of mouth and customer referrals which have resulted in an increased demand for ButtKicker brand products.

Cost of goods sold increased $3,318, approximately 2%, to $176,171, for the three months ended June 30, 2011, compared to cost of goods sold of $172,853 for the three months ended June 30, 2010.   The 2% increase in the cost of goods sold for the three months ending June 30, 2011  was well below the 22% increase in revenue for the same time period due to the sale of higher margin goods in the three months ended June 30, 2011 compared to June 30, 2010.

Gross profit increased by $47,056 or 82% to $104,136 for the three months ended June 30, 2011, compared to gross profit of $57,080 for the three months ended June 30, 2010.   The 82% increase in Gross profit was well above the 22% increase in revenue due to the sale of higher margin goods in the three months ended June 30, 2011 compared to June 30, 2010.

General and administrative expenses increased $7,230, or 3%, to $253,685 for the three  months ended June 30, 2011, compared to general and administrative expenses of $246,455 for the three months ended June 30, 2010.   The increase was mostly due to the increase in professional fees associated with the filing of the Form 10.

Research and development expenses increased $13,780 for the three months ended June 30, 2011, compared to $0 for the three months ended June 30, 2010.  No research and development expenses were incurred during the three months ended June 30, 2010.

Interest expense increased $9,674 or 9%, to $116,132 for the three months ended June 30, 2011, compared to interest expense of $106,458 for the three months ended June 30, 2010. The increase was due primarily to an overall increase in debt during the year ended December 31, 2010.

Our net loss decreased $15,985 or 5% for the three months ended June 30, 2011.  We had net loss of $279,461 (or basic and diluted net loss per share of $0.01) for the three months ended June 30, 2011, compared to net loss of $295,446 (or basic and diluted net loss per share of $0.01) for the three months ended June 30, 2010.

Liquidity and Capital Resources

Total current assets were $137,144 as of June 30, 2011, consisting of cash of $21,371, net accounts receivable of $8,951, inventory of $94,990 and other current assets of $11,832. Total current assets were $379,094 as of December 31, 2010, consisting of cash and cash equivalents of $65,922, net accounts receivable of $31,200, inventory of $279,899 and other current assets of $2,073.

Total current liabilities were $4,240,042 as of June 30, 2011, consisting of accounts payable and accrued expenses of $1,290,804, current maturities of long-term debt of $2,786,382 and other current liabilities of $162,856. Total current liabilities were $3,904,151 as of December 31, 2010, consisting of accounts payable and accrued expenses of $1,133,690, current maturities of long-term debt of $2,598,654 and other current liabilities of $171,807.

As of June 30, 2011 and December 31, 2010, we had a working capital deficit of $4,102,898 and $3,525,057, respectively.

Cash Flows during the Six Months Ended June 30, 2011

During the six months ended June 30, 2011 we had a net decrease in cash and cash equivalents of $44,551 consisting of net cash used by operating activities of $79,384 and net cash provided by financing activities of $35,112.

Net cash used by operating activities was $79,384 for the six months ended June 30, 2011, consisting of an increase in: prepaid expenses and other current assets of $9,759 accounts payable and accrued expenses of $157,114 and decreases in: accounts receivable of $22,249, inventory of $184,909, and deferred revenue of $8,436. These changes were reduced by net loss of $444,268 which had adjustments for depreciation and amortization of $18,807.

Net cash provided by financing activities was $35,112 for the six months ended June 30, 2011, consisting of net proceeds from debt of $35,627, and payment of capital lease obligation of $515.

The Company also expects to need $381,000 within the next six months and $752,000 more within the next year to purchase inventory for a total of approximately $1,133,000 cash needed to purchase inventory.

We anticipate needing $3,500,000 in the next 12 months for debt service, before conversion of any debt into shares of our Common Stock. However, assuming conversion of $1,604,245 in debt into Common Stock of the Company, of which there is no assurance (see next paragraph below) we estimate that for the next 12 months we will need only $1,895,755 for debt service, $1,133,000 for inventory purchases and $351,240 to cover our cash burn (non-debt service portion only and assuming sales do not increase enough to cover the non-debt cash shortfall, but including anticipated expenses of becoming a public company) a total of approximately $3,380,000. Refer to the Q1 FY2011 Statement of Cash Flows where the Company’s monthly burn rate net of interest expense and depreciation is $20,940. Net of interest expense is used because the “Debt Service” of $1,895,755 includes interest expense. Monthly burn rate is estimated higher than the Q1 burn rate to provide a margin. We also will need cash for increased sales and marketing expenses, notably increasing advertising and marketing expenditures and to hire one or more sales people. If the Company does not receive additional capital, we anticipate running out of funds mid-October 2011.

Based on ongoing discussions, we anticipate three note holders of convertible debt will convert their respective loans in the aggregate amount of $229,245. Additionally we are in discussions with two lenders, Gerald Jacobs (who represents the Julie E. Jacobs Trust and Standard Energy loans) and Walter Doyle (who represents the loans made by Walter Doyle, the Walter Doyle Trust and Forest Capital) to convert or stand still on debt in the amounts of $1,375,000. Gerald Jacobs and Walter Doyle are large shareholders of the Company and have each individually and collectively financed much of the Company’s activities in the past three years with multiple inventory and financing loans, as disclosed herein. The amount of debt service left after subtracting the said $229,245 and $1,375,000 from $3,500,000 leaves a total of $1,895,755 in debt service. No one of these debt holders has committed to convert into Common Stock his or its loans to the Company. There is no assurance that any one of these debt holders will do so.

We are seeking to raise $5 million in equity to implement our business plan and meet our capital needs for the next 12 months, particularly regarding the expansion of sales and marketing efforts, inventory financing, debt repayment and general working capital. Our plan to raise this equity is: to become a public reporting entity, trade on the OTC BB to provide liquidity for new and existing investors in the Company, possibly making an investment in the Company more attractive; offer a private placement memorandum to qualified accredited investors and institutional funding sources. The Company has a verbal commitment from Finance 500 of Irvine, CA, to file a Form 15(c)-211 with FINRA on behalf of the Company and to be a market maker for the Company’s Common Stock. Additionally the Company is in the process of selecting an investment banker(s) to lead our efforts to secure either individual or institutional funding. Our private placement memorandum has been completed and we have begun discussions with accredited investors. We have identified several interested individuals but there can be no assurance these individuals will invest in the Company or that the Company will be able to raise any capital from the sale of its Common Stock to investors.

On July 14, 2011, the Company sold to two existing shareholders in private transactions a total of 600,000 shares of Common Stock for $0.25 per share (an aggregate of $150,000), including warrants to purchase an additional 600,000 shares for $0.36 per share.

The Company believes that the receipt of private placement equity will enable it to increase sales by providing the company with the ability to purchase adequate inventory to meet increased sales demand. The company intends to significantly increase its budgets for advertising and marketing to consumers who have shown an interest in purchasing the company’s products or similar products, and increasing its advertising and marketing expense with key resellers and partners such as large online resellers and international distributors. The Company also intends to hire one or more sales people to sell the Company’s products to key markets including the home theater, commercial cinema and international markets.

We believe the combination of increased advertising and marketing spending combined with more sales people can increase demand for our products and allow the Company to have an adequate staff to secure more sales channels and partners to meet that demand.

           The Company references its Financial Statements, Note 1, “Advertising” where total advertising and marketing expenses for 2010 decreased to $12,290 from the amount spent in 2009, which was $50,981 as an example of where the Company intends to increase its spending.

           At this time, we have not secured or identified any definitive source of additional financing. We do not have any commitments or other identified sources of additional capital from third parties or from our officers or directors or any of our shareholders to supplement our operations or provide us with financing in the future. There can be no assurance that additional capital will be available to us, or that, if available, it will be on terms satisfactory to us. If we are unable to increase revenues from operations, to raise additional capital from conventional sources and/or additional sales of stock in the future, we may be forced to curtail or cease our operations.  These factors raise doubt in our ability to continue as a going concern.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.  Our auditors issued a going concern opinion with the audited financial statements for the year ended December 31, 2010,meaning that there is substantial doubt if we can continue as a going concern for the next 12 months unless a major funding event occurs for the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our Company is a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and, as such, is not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms and is accumulated and communicated to the Company's management, as appropriate, in order to allow timely decisions in connection with required disclosure.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 ("Exchange Act"), the Company carried out an evaluation, with the participation of the Company’s management, including Mark Luden, the Company's Chief Executive Officer ("CEO") and Richard Conn, the Company's Chief Financial Officer ("CFO") (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2011 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure, due to the material weaknesses described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. The Company believes its weaknesses in internal controls and procedures is due in part to the Company's lack of sufficient personnel with expertise in the area of SEC, generally accepted accounting principles (GAAP) and tax accounting procedures. In addition, the Company lacks the personnel structure, size and complexity to segregate duties sufficiently for proper controls.

The Company is currently seeking additional personnel with expertise in these areas necessary to segregate duties for proper controls; however, until such time as additional personnel is hired, the Company believes that it will continue to recognize a weakness in its internal controls and procedures. The Company’s plan is to hire additional personnel to properly implement a control structure when the appropriate funds become available. In the meantime, the Chief Executive Officer and Chief Financial Officer will continue to perform or supervise the performance of additional accounting and financial analyses and other post-closing procedures including detailed validation work with regard to balance sheet account balances, additional analysis on income statement amounts and managerial review of all significant account balances and disclosures, to ensure that the Company's Quarterly Report and the financial statements forming part thereof are in accordance with accounting principles generally accepted in the United States of America.

Changes in Internal Controls

During the three months ended June 30, 2011, there were no significant changes in internal controls of the Company, or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 14, 2011 Standard Energy Company purchased from the Company 400,000 shares of common stock of the Company at $0.25 per share and acquired warrants to acquire 400,000 shares of common stock of the Company at $0.36 per share which warrants expire on July 14, 2013.

 On July 14, 2011 The Walter J. Doyle Trust purchased from the Company 200,000 shares of common stock of the Company at $0.25 per share and acquired warrants to acquire 200,000 shares of common stock of the Company at $0.36 per share which warrants expire on July 14, 2013.

 The Company claims an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended for the above issuances and grants, since the foregoing did not involve a public offering, the recipients took the securities for investment and not resale and the Company took appropriate measures to restrict transfer.

Item 6. Exhibits.

 a. The following exhibits are filed as part of this report or incorporated herein as indicated.

Exhibit No.	Date of Document	Name of Document

2.0*	May 17, 2011	Agreement and Plan of Reorganization
3.0*	March 3, 1990	Articles of Incorporation of Guitammer-Ohio
3.1*	June 6, 2005	Certificate of Amendment of Guitammer- Ohio
3.2*	June 17, 2005	Certificate of Amendment of Guitammer- Ohio
3.3*		Code of Regulations of Guitammer - Ohio
3.4*	May 17, 2011	Articles of Incorporation of Guitammer- Nevada
3.5*		Bylaws of Guitammer - Nevada
4.0*	Sept. 30, 1999	1999 Non-Qualified Stock Option Plan, as amended
4.1*		Form of Option Agreement
4.2*	June 17, 2005	2005 Amendment to1999 Non-Qualified Stock Option Plan
4.3**	July 14, 2011	Form of Warrant issued to The Walter J. Doyle Trust
4.4**	July 14, 2011	Form of Warrant issued to Standard Energy Company
10. 1*	Nov. 1, 2002	Richard B. Luden $82,000 Note
10. 2*	May 13, 2005	Note Purchase Agreement—Walter Doyle, John O. Huston and Eric Roy
10. 3*	Sept.1, 2007	First Amendment To Note Purchase Agreement—Walter Doyle, John O. Huston and Eric Roy
10. 4*	May 13, 2005	Walter J. Doyle $150,000 Note
10.4A*	September 1, 2007	Amended and Restated Walter Doyle Note
10. 5*	May 13, 2005	Eric Roy $100,000 Note
10.5A*	March 28, 2011	Agreement to Convert An Existing Note—Eric P. Roy
10.5B*	September 1, 2007	Eric Roy 9.4 Stock Options on 100K 0901207note
10.5C*	May 13, 2005	Eric Roy 16 stock options 05132005
10.5D*	May 13, 2006	Eric Roy 16 Stock options 05132006
10.5E*	September 1, 2007	Amended and Restated Eric Roy Note
10. 6*	May 13, 2005	John O. Huston $50,000 Promissory Note
10.6A*	September 1, 2007	John O. Huston 4.7 Stock options 09012007
10.6B*	May 13, 2005	John O. Huston 8 Stock Options 05132005

10.6C*	May 13, 2006	John O. Huston 8 Stock Options 05132006
10.6D*	September 1, 2007	Amended and Restated John O. Huston Promissory Note
10.7*	June 29, 2005	Note Purchase Agreement—Walter Doyle, Andrea L. Levenson and Gust Van Sant
10.8*	September 1, 2007	First Amendment To Note Purchase Agreement—Walter Doyle, Andrea L. Levenson and Gust Van Sant
10.9*	June 29, 2005	Walter J. Doyle $50,000 Promissory Note
10.9A*	September 1, 2007	Amended and Restated Walter Doyle Note
10.10*	June 29, 2005	Andrea Lerner Levenson $50,000 Promissory Note
10.10A*	September 1, 2007	Andrea Lerner Levenson 4.7 Stock Options on 50K 09012007 note
10.10B*	June 29, 2006	Andrea Lerner Levenson 8 stock options 62920006
10.10C*	June 29, 2005	Andrea Lerner Levenson 8 stock options 06292005
10.10D*	September 1, 2007	Amended and Restated Andrea L. Levenson Promissory Note
10.11*	June 29, 2005	Gust Van Sant $50,000 Promissory Note
10.11A*	September 1, 2007	Gust Van Sant 4.7 Stock Options on 50K 09012007 note
10.11B*	June 29, 2005	Gust Van Sant 8 Stock Options 06292005
10.11C*	June 29, 2006	Gust Van Sant 8 Stock Options 06292006
10.11D*	September 1, 2007	Amended and Restated Gust Van Sant Promissory Note
10.12*	July 19, 2005	Promissory Note --Opal Private Equity Fund, LP
10.12A*	September 1, 2007	Opal Private Equity Stock Warrants on 100K note
10.12B*	July 19, 2005	Opal 16 Stock Warrants 07192005
10.12C*	July 19, 2006	Opal 16 Stock Warrants 07192006
10.12D*	September 1, 2007	Amended and Restated Opal Promissory Note
10.13*	September 1, 2007	First Amendment To Note Purchase Agreement--Opal Private Equity Fund, LP
10.14*	July 19, 2005	Opal Private Equity Fund, LP $100,000 Note Purchase agreement

10.15*	July 3, 2005	Forest Capital $250,000 Working Capital Loan and Consulting Agreement
10.15A*	January 1, 2010	Forest Capital 214.7 options 01012010
10.16*	May 5, 2003	Thelma Gault $800,000 Loan and Option Agreement
10.17*	January 31, 2008	First Amendment To Thelma Gault $800,000 Loan Agreement
10.18*	February 28, 2009	Second Amendment To Thelma Gault $800,000 Loan Agreement
10.19*	January 31, 2008	Thelma Gault $800,000 Amended and Restated Promissory Note
10.20*	November 18, 2010	Thelma Gault Subordination Agreement 1st Lien carve out
10.21*	March 9, 2009	Credit Facilitation Agreement—Walter J. Doyle Trust and Julie E. Jacobs Trust
10.21A*	February 26, 2009	Merrill Lynch Loan Application and acceptance
10.21B*	March 2009	Merrill Lynch Loan agreement
10.21C*	December 1, 2009	Revised Merrill Lynch Loan agreement
10.22*	April 25, 2008	Ohio Innovation Loan Agreement
10.23*	April 25, 2008	Ohio Innovation Loan Security Agreement
10.24*	September 11, 2008	Ohio Innovation Loan Modification Agreement
10.24A*	September 17, 2009	Ohio Innovation Loan Modification Agreement 2nd mod
10.24B*	November 24, 2010	Ohio Innovation Loan Modification Agreement 3rd mod
10.25*	November 29, 2010	Ohio Innovation Loan Subordination Agreement
10.25A*	April 25, 2008	Ohio Innovation Loan Intercreditor agreement
10.25B*	April 25, 2008	Ohio Innovation Loan Cognovit promissory note
10.26*	April 7, 2010	Julie E. Jacobs Trust $100,000 Loan Agreement
10.27*	October 4, 2010	Amendment To Julie E. Jacobs Trust $100,000 Loan Agreement

10.28*	January 11, 2011	Joseph Albert $100,000 Convertible Promissory Note
10.29*	January 11, 2011	Joseph Albert $100,000 Convertible Promissory Note Extension Agreement
10.30*		Joseph Albert 50,000 Common Stock Purchase Warrants
10.30A*		Joseph Albert 100,000 Common Stock Purchase Warrants
10.31*	October 5, 2010	Standard Energy Company $100,000 Loan Agreement and Promissory Note
10.32*	October 11, 2010	Doyle Trust $25,000 Promissory Note
10.32A*	October 5, 2010	Doyle Trust $25,000 Loan Agreement
10.33*	November 12, 2010	Walter J. Doyle Trust and Julie E. Jacobs Trust Inventory Financing Agreement
10.33A*	November 12, 2010	Jacobs Trust Stock 82.8 Options
10.34*	November 12, 2010	Walter J. Doyle Trust $150,000 Promissory Note
10.35*	November 12, 2010	Standard Energy Company $150,000 Promissory Note
10.36*	February 2, 2011	Robison Note Extension Agreement
10.36A*	July 10, 2010	Robison original promissory note
10.37*	February 2, 2011	Robison $50,000 Convertible Promissory Note
10.38*		Robison Common Stock Purchase Warrants for 50,000 shares and 25,000 shares
10.39*	February 24, 2011	Carl A. Generes $35,000 Promissory Note
10.40*	July 13, 2009	Lease Modification Agreement
10.40A*	January 18, 2006	Lease Agreement – original
10.40B **	April 10, 2008	First Lease Agreement Amendment
10.40C***	August 11, 2011	(Second) Lease Modification Agreement

21.1*	List of Subsidiaries of the Registrant

31.1	****	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	****	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	****	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	****	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*		Filed with the SEC on July 8, 2011 as Exhibits to Amendment No. 1 to the Company’s Form 10 Registration Statement and are incorporated herein by reference.

**		Filed with the SEC on July 28, 2011 as Exhibits to Amendment No. 2 to the Company’s Form 10 Registration Statement and are incorporated herein by reference.

***		Filed with the SEC on August 12, 2011 as Exhibit to Amendment No. 3 to the Company’s Form 10 Registration Statement and is incorporated herein by reference.

****		Filed herewith.

Signature

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Guitammer Company
(Registrant)
Date: September 8, 2011

/s/ Richard E. Conn
Richard E. Conn
Chief Financial Officer
(principal financial officer)