Form 10-Q
period 2011-09-30
Guitammer Co
filed 2011-11-10
CIK 1334126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011
or

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

[ ] Yes                     [ X ] No

As of September 30,  2011, 50,601,374 shares of Common Stock were outstanding.

The Guitammer Company

THE GUITAMMER COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$25,591	$65,922
Accounts receivable, net	7,167	31,200
Inventory	80,538	279,899
Prepaid expenses and other current assets	6,832	2,073
Total current assets	120,128	379,094
Property and equipment, net	15,150	21,576
Deferred financing costs, net	49,868	65,897
Other assets	37,914	43,395
	$223,060	$509,962
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Line of credit	$39,800	$39,800
Accounts payable	898,529	871,061
Accrued expenses	392,480	262,629
Capital lease obligations, current portion	-	515
Deferred revenue	190,092	131,492
Current portion of long-term debt	2,804,297	2,598,654
Total current liabilities	4,325,198	3,904,151
Long-term debt, net of current portion	333,147	524,834
	4,658,345	4,428,985
Stockholders' deficit
Common stock, no par value, 150,000,000 shares authorized;
50,601,374 and 50,001,374 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	1,892,170	1,742,170
Accumulated deficit	(6,327,455)	(5,661,193)
	(4,435,285)	(3,919,023)
	$223,060	$509,962

See notes to the condensed consolidated financial statements

THE GUITAMMER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Total revenue	$179,272	$353,926	$1,158,844	$975,221
Cost of goods sold	101,325	198,062	690,275	569,413
Gross profit	77,947	155,864	468,569	405,808

Operating expenses
General and administrative	187,613	268,197	781,829	840,849
Research and development	191	300	32,192	25,691
	187,804	268,497	814,021	866,540

Loss from operations	(109,857)	(112,633)	(345,452)	(460,732)

Other income (expense)
Interest expense	(112,138)	(75,476)	(320,858)	(220,930)
Interest income	-	387	47	1,234
	(112,138)	(75,089)	(320,811)	(219,696)
Loss before provision for income taxes	(221,995)	(187,722)	(666,263)	(680,428)

Provision for income taxes	-	-	-	-
Net loss	$(221,995)	$(187,722)	$(666,263)	$(680,428)
Basic and diluted loss per share	$(0.004)	$(0.004)	$(0.013)	$(0.014)
Basic and diluted weighted average common shares outstanding	50,516,591	50,001,374	50,175,000	50,001,374

See notes to the condensed consolidated financial statements

THE GUITAMMER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

	2011	2010
Cash flows from operating activities
Net loss	$(666,263)	$(680,428)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	28,215	28,601
Stock-based compensation	-	32,805
Accounts receivable allowance	19,000	-
Changes in assets and liabilities
Restricted cash	-	383,777
Accounts receivable	5,033	78,809
Inventory	199,361	176,695
Prepaid expenses	(4,759)	(1,675)
Other current assets	-	(2,073)
Accounts payable and accrued expenses	157,320	160,974
Deferred revenue	58,600	(9,088)
Net cash (used in) provided by operating activities	(203,493)	168,397
Cash flows from investing activities
Purchase of intangible assets	-	(5,559)
Purchase of property and equipment	(279)	(1,317)
Net cash used in investing activities	(279)	(6,876)
Cash flows from financing activities
Proceeds from issued stock	150,000	-
Repayment of line of credit	-	(205)
Payment of capital lease obligation	(515)	(2,176)
Proceeds from debt	35,727	250,000
Repayment of debt	(21,771)	(429,223)
Net cash provided by (used in) financing activities	163,441	(181,604)
Net decrease in cash and cash equivalents	(40,331)	(20,083)
Cash and cash equivalents, beginning of period	65,922	28,071
Cash and cash equivalents, end of period	$25,591	$7,988
Supplemental disclosure of cash flow information
Cash paid during the period for
Interest	$161,545	$130,663
Income taxes	-	-

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

Creation of the holding company has not impacted the Company’s operations and the Company does not intend to relocate its operations or headquarters.

The Company is involved in the design and distribution of a low frequency audio transducer branded as the original ButtKicker® products.  The Company, headquartered in Ohio, sells products internationally.

Basis of Presentation
All inter-company transactions and accounts and have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by U.S. GAAP for complete financial statements. All adjustments that are, in the opinion of management, of a normal recurring nature and considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2011 are not indicative of the results that may be expected for the year ending December 31, 2011 or for any other future period. These condensed consolidated financial statements and the notes thereto should be read in conjunction with the audited financial statements and notes thereto included in our Form 10 for the year ended December 31, 2010 filed with the Securities and Exchange Commission (the “SEC”) on July 26, 2011.

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

Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. The Company recorded an allowance of approximately $27,000 and $8,000 at September 30, 2011 and December 31, 2010 respectively.

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

Deferred Revenue
The Company received prepayment for products from two of its customers for approximately $250,000 and $62,000.   As of September 30, 2011 and December 31, 2010 the Company had deferred revenue of $190,092 and $131,492, respectively.  The Company recognizes revenue and decreases deferred revenue upon delivery of products and services.

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

There were no uncertain tax positions at September 30, 2011 or December 31, 2010, as the Company’s tax positions for open years meet the recognition thresholds of more likely than not to be sustained upon examinations.  Tax returns for the years 2007 through 2010 are currently open to examination.

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

The carrying amount reported in the balance sheets for cash and cash equivalents, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.  The majority of the Company’s debt had fixed rates and the fair value was estimated at $3.1 million based on a discounted cash flow model as of September 30, 2011 and December 31, 2010.

THE GUITAMMER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising
Costs of advertising and marketing are expensed as incurred.  Advertising and marketing costs were $3,040 and $66,030 for the nine months ended September 30, 2011 and 2010, respectively

Shipping and Handling
Shipping and handling costs of approximately $88,567and $107,228 for the periods ended September 30, 2011 and 2010, respectively, are included in general and administrative expenses in the statements of operations.

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

Subsequent Events
On November 1, The Company sold 400,000 shares of stock and 400,000 stock warrants at $.25 per share. On November 3, The Company sold 400,000 shares of stock and 400,000 stock warrants at $.25 per share.  The total amount raised from both sales was $200,000.

2 - GOING CONCERN
The Company has incurred net losses, negative cash flows from operating activities, and has an accumulated deficit of approximately $6.3 million at September 30, 2011.  In addition, at September 30, 2011 the Company had a cash balance of approximately $26,000 and working capital deficiency of approximately $4.2 million.  The Company has relied upon cash from its financing activities to fund its ongoing operations as it has not been able to generate sufficient cash from its operating activities in the past and there is no assurance it will be able to do so in the future.  Unless the Company can obtain additional cash resources, these factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

3 - PROPERTY AND EQUIPMENT, NET

	September 30, 2011	December 31, 2010
Equipment and electronics	$175,447	$175,168
Furniture and fixtures	19,464	19,464
Leasehold improvements	12,313	12,313
	207,224	206,945
Less accumulated depreciation	(192,074)	(185,369)

Property and equipment, net	$15,150	$21,576

Depreciation expense for the nine months ended September 30, 2011 and September 30, 2010 was $6,705 and $9,442, respectively.

4 - LINE OF CREDIT

The Company has entered into an unsecured line of credit arrangement with Key Bank, which carries a maximum possible loan balance of $40,000 at an annual interest rate of 6.35% and is due on demand.  As of September 30, 2011 and December 31, 2010, the Company had borrowed $39,800.

5 – ACCRUED EXPENSES

Other current liabilities consisted of the following at September 30, 2011 and December 31, 2010:

	September 30,	December 31,
	2011	2010
Accrued Payroll	$20,028	$45,835
Accrued interest	290,391	147,107
Warrant liability	22,597	14,159
Deferred rent	10,383	12,721
Miscellaneous accrued expenses	49,081	42,807
	$392,480	$262,629

THE GUITAMMER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5 – ACCRUED EXPENSES (continued)

The Company has outstanding warrants for the purchase of 2,116,934 shares. 1,291,928 of the warrants expire July 2015 and have an exercise price of $.02131.  825,006 of the warrants have an exercise price of $.25, 225,006 expire May 2013 and 600,000 expire July 2013.   Because these warrants contain provisions that protect the holder from declines in stock price, the Company recognizes these warrants as liabilities at their respective fair value on each reporting date. Fair value is estimated using the Black-Scholes valuation model. The significant assumptions considered by the model were the amount of outstanding warrants, the remaining term of the warrants, the per share stock price of $.03, a risk-free rate of 3.30% and estimated volatility of 60%. The resulting fair value of the warrants was calculated to be $22,597.

6 - DEBT

Debt payable to related parties is as follows:
	September 30,	December 31,
	2011	2010
Notes payable to two stockholders in original amounts of $300,000 at an interest rate of 12%. Notes are due no later than June 30, 2012.	$237,734	$237,734

Note payable to Forest Capital, an affiliate of the Walter J. Doyle Trust, a stockholder, in the original amount of $250,000 at an annual interest rate of 10%. Effective December 13, 2009, the annual interest rate increased to 20%. This note is due on demand.	250,000	250,000

Note payable to Julie E. Jacobs Trust in the original amount of $100,000 at an annual interest rate of 20%. Effective September 26, 2010, the annual interest rate increased to 30%. This note is due on demand.	100,000	100,000

Note payable to Thelma Gault, a stockholder, in the original amount of $800,000 at an interest rate of 10%. The loan is collateralized by all assets of the Company, and on April 25, 2008 signed an agreement in which her collateralization is shared with the State of Ohio. On November 18, 2010, Thelma Gault signed an agreement subordinating up to $700,000 of debt to the Walter Doyle Trust and the Julie Jacobs Trust and to Standard Energy through the Julie Jacobs Trust. Note is due on May 1, 2014.	584,352	584,352

On October 5, 2010, the Company issued a note payable in the amount of $100,000 to Standard Energy, an affiliate of the Julie E. Jacobs Trust, at an annual interest rate of 10%. The note is due on demand.	100,000	100,000

THE GUITAMMER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

 6 - DEBT (Continued)
	September 30,	December 31,
	2011	2010
On October 5, 2010, the Company issued a note payable in the amount of $25,000 to the Walter J. Doyle Trust at an annual interest rate of 10%. The note is due on demand.	25,000	25,000

On November 12, 2010, the Company entered into an inventory financing agreement with Standard Energy and the Walter J. Doyle Trust, each with an original issuance amount of $150,000 at a monthly interest rate of 2%. These notes share a first position lien on all assets. The note is due on demand.	299,386	299,386

Note payable to Richard Luden, a relative of Mark Luden, an officer and stockholder, for $82,000. This is an interest free loan that is to be repaid upon sale of the Company or at the discretion of the Board of Directors.	82,000	82,000
Total debt payable to related parties	$1,678,472	$1,678,472

Other debt is as follows:
Note payable to Ohio Innovation Loan Fund at an interest rate of 8%. Monthly payments of principal, interest, escrow, and service fees are based on the phase structure. The loan is collateralized by all assets of the Company, and this collateralization is shared with the Thelma Gault per agreement signed on April 25, 2008. On November 29, 2010, The Direct of Development for the State of Ohio signed an agreement subordinating up to $700,000 of debt to the Walter Doyle Trust and the Julie Jacobs Trust and to Standard Energy through the Julie Jacobs Trust. Note is due in January 2014.	$681,885	$703,656

Note payable to Merrill Lynch with interest payable at Libor plus .56%. In addition, this debt is guaranteed 50% each by the Walter J. Doyle Trust and the Julie E. Jacobs Trust. As compensation for their guarantees, the trusts receive 4% per annum and share a first position lien on all assets. The note is due on demand.	398,221	397,494

Notes payable to four different investors in the original amount of $250,000 at an interest rate of 12%. Note is due no later than June 30, 2012.	193,866	193,866

Note payable to Joseph Albert in the original amount of $100,000 at an annual interest rate of 7%. This note is convertible at the note holders option into 400,000 shares of common stock. The note is due on demand.	100,000	100,000

THE GUITAMMER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6 - DEBT (Continued)

	September 30,	December 31,
	2011	2010

Note payable to John Robison in the original amount of $50,000 at an annual interest rate of 7%. This note is convertible at the note holder’s option into 250,000 shares of common stock. The note is due on demand.	50,000	50,000

Note payable to Carl Generes with no interest payable in the amount of 35,000. Note is due no later than February 23, 2012 and is for legal services related to SEC filings to occur in 2011.	35,000	-
Other debt	$1,458,972	$1,445,016

The principal maturities of the notes payable for the next five years and in the aggregate are as follows:

Period ending September 30,
2012	$2,804,297
2013	138,134
2014	113,013
2015	82,000
$3,137,444

In previous periods, the Company was not in compliance with certain debt covenants for which waivers were never received.  As a result, the note payable to Ohio Innovation Loan Fund is classified as current in the accompanying balance sheets.

THE GUITAMMER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7 - STOCKHOLDERS’ DEFICIENCY

Options
The following table summarizes the activity for all stock options:

	Number of Options	Range of Exercise Price	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Weighted Average Grant Date Fair Value
Outstanding options as of January 1, 2010	42,324,386	$.0032-$.02131	$.01681	6.0	$.00865
Options granted	10,641,246	$.0032	$.0032	8.8	$.01959
Options cancelled	(10,641,246)	$.0032	$.0032	-	$.00141
Outstanding options as of December 31, 2010	42,324,386	$.0032-$.02131	$.01681	7.3	$.01296

Options granted	-	-	-	-	-
Options cancelled	-	-	-	-	-
Outstanding options as of September 30, 2011	42,324,386	$.0032-$.02131	$.01681	6.58	$.01296

The following table provides information about options under the Plan that are outstanding and exercisable as of September 30, 2011:

	Options Outstanding		Options Exercisable
Exercise Price	As of September 30, 2011	Weighted Average Contractual Life Remaining	As of September 30, 2011
$.0032	10,837,532	7.89 years	10,837,532
$.02131	31,486,854	6.12 years	31,486,854
	42,324,386		42,324,386

Included in the above table are 16,071,090 options to non-employees and 26,253,296 to officers of the Company.

Warrants
The Company has 2,116,934 and 1,291,928 warrants outstanding as of September 30, 2011 and December 31, 2010, respectively. 1,291,928 warrants with an exercise price of $.02131 expire July 2015 and 825,006 have an exercise price of $.25; 225,006 expire May 2013 and 600,000 expire July 2013. The warrants include certain provisions that protect the holders from a decline in the stock price of the Company. As a result of those provisions, the Company recognizes the warrants as liabilities at their fair values on each reporting date.

THE GUITAMMER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7 - STOCKHOLDERS’ DEFICIENCY (continued)

The Company has recorded a warrant liability of $22,597 as of September 30, 2011 and $14,159 as of December 31, 2010, which is based on the Black-Scholes valuation model to estimate the fair value of the warrants. The significant assumptions considered by the model were the remaining term of the warrants, the per share stock price of $.03 and .02131 at September 30, 2011 and December 31, 2010 respectively, a risk free rate of 3.30% and an expected volatility of 60%.

8 - COMMITMENTS

On September 1, 2009, the Company entered into a three year lease for the rental of the office and warehouse space.  The lease expires on August 31, 2012.  Under the terms of the lease, the Company’s future minimum rental payments are as follows:

Year Ending December 31,
2011	$21,246
2012	56,656
$77,902

Total rent expense under operating leases for the three and nine months ending September 30, 2011 amounted to approximately $14,720 and $53,802, respectively.   Total rent expense under operating leases for the three and nine months ending September 30, 2010 amounted to approximately $16,550 and $46,922, respectively.

9 - CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Companies to concentrations of credit risk consist principally of accounts receivable.  Receivables are stated at the amounts management expects to collect from outstanding balances.  Generally, the Company does not require collateral or other security to support contract receivables.

The Company had major customers in each of the reporting periods presented.  A major customer is defined as one that purchases ten-percent or more in a reporting period.  Net sales for the three and nine months ended September 30, 2011 include sales to major customers as follows:

	Three months ended	Nine months ended
Customer	September 30, 2011	September 30, 2010
Customer A	11%	2%
Customer B	10%	2%

THE GUITAMMER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9 - CONCENTRATION OF CREDIT RISK (continued)

The Company had major suppliers in each of the reporting periods presented.  A major supplier is defined as one that provides ten-percent or more of total cost-of-sales in a particular reporting period or has an outstanding account payable balance of ten-percent or more as of the reporting period.

	Three months ended September 30, 2011		Nine months ended September 30, 2011
	Purchases During Period	Account Payable Percentage at end of Period	Purchases During Period	Account Payable Percentage at end of period
Eminence Speaker LLC	88%	34%	56%	34%
Vendor B	0%	28%	33%	28%

10 - RELATED PARTY TRANSACTIONS

One of the Company’s shareholders is also a note holder and a minority shareholder of a major supplier to the Company.  This shareholder is a note holder who also owns 2,590,098 shares of the Company’s common stock and options to purchase another 3,276,630 shares, and is a minority shareholder in Eminence Speaker, LLC, a major supplier to the Company.

11 – INTANGIBLE ASSETS

Intangible assets principally consist of patents and trademarks related to the ButtKicker products. The assets are being amortized over 10 years based on the estimated useful lives of the patents and trademarks.   Amortization of the intangible assets, which is included in general and administrative expenses, was approximately $5,500 and $5,300 for the nine months ended September 30, 2011 and September 30, 2010.  The estimated future amortization expense for intangible assets is approximately $7,000 per year from 2012 through 2014, $6,000 in 2015 and $8,000 thereafter.

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

Nine months ended September 30, 2011

All references below to per share and shares of Common Stock of the Company reflect the Reorganization.

Results of Operations

Revenue increased $183,623 or 19%, to $1,158,844 for the nine months ended September 30, 2011, compared to revenue of $975,221 for the nine months ended September 30, 2010.  During the first nine months of 2011, the Company has not significantly changed our product line, our distributions channels or our pricing.  Consequently, management believes our increase in revenues is attributable to an increase in organic growth due to word of mouth and customer referrals which have resulted in an increased demand for ButtKicker brand products.  Management believes revenues for the nine months ended September 30, 2011, could have been significantly larger, but the lack of inventory for the third quarter for several key products resulted in sales backorders of approximately $500,000. Management believes that the company’s delay in securing final approval for our stock to trade publicly  combined with the uncertain general business climate during the past nine months, and especially the past three months, hindered its ability to secure the necessary financing to obtain inventory necessary to fulfill its backorders. Management believes its nine months Results of Operations would have shown a significant increase in revenue if it had the appropriate level of inventory to meet product demand.

The Company experiences some seasonality in sales as the 1st quarter and 4th quarter of the year typically experience higher sales volumes attributable to the holiday season and the recurring increase in consumer electronic sales after the holiday season.

           Cost of goods sold increased $120,862, approximately 21%, to $690,275, for the nine months ended September 30, 2011, compared to cost of goods sold of $569,413 for the nine months ended September 30, 2010. The 21% increase in the cost of goods sold for the nine months ending September 30, 2011 corresponds closely with the 19% increase in revenue for the same time period, but is higher due to variations in the sales mix of products sold since some products have slightly lower profit margins.

Gross profit increased by $62,761 or 15% to $468,569 for the nine months ended September 30, 2011, compared to gross profit of $405,808 for the nine months ended September 30, 2010. Our gross margin percentage dropped slightly as it was approximately 40.4% for the nine months ended September 30, 2011, and 41.6% for the nine months ended September 30, 2010.  The decrease of in gross margin of 1.2% was the result of the sale of more products with higher margins in the 3 months ended September 30, 2010 than for the 3 months ended September 30, 2011.

General and administrative expenses decreased $59,020, or 7%, to $781,829 for the nine months ended September 30, 2011, compared to general and administrative expenses of $840,849 for the nine months ended September 30, 2010. Significant variations within the general and administrative expenses were as follows:

	Nine Months ended September 30,
	2011	2010
Payroll	$309,738	$368,156
Professional fees	138,134	83,570
Freight	88,567	107,228
Rent	53,802	46,922
Bad Debts	20,121	-
Marketing and trade shows	2,764	71,902

Payroll expense decreased by approximately $58,000, in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, due to a charge of approximately $32,000 to payroll in 2010 for officer’s stock options, approximately $12,000 more employee payroll dollars being charged to Research and Development projects in 2011, which is consistent with the company’s Research and Development polices, and due to a the elimination of a salaried position effective July 1, 2011 which reduced 2011 payroll by approximately $15,000. Professional fees increased by approximately $55,000 for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 due to audit expenses and the costs associated with filing the Form 10 Registration Statement and becoming a fully reporting public company. Freight decreased by approximately $19,000 due to an increase in sales to international customers who  pay shipping costs along with product costs. Rent increased according to the provisions of the building lease.  Bad debts expense increased approximately $20,000 for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 due to the bankruptcy of a large customer. Marketing and trade shows expense decreased by approximately $69,000 the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 primarily due to the Company not having a display at the International Consumer Electronics Show in January 2011.

Research and development expenses increased $6,501 to $32,192 for the nine months ended September 30, 2011, compared to $25,691 for the nine months ended September 30, 2010.

Loss from operations decreased by $115,280 or 25% for the nine months ended September 30, 2011 to $345,452 as compared to $460,732 for the nine months ended September 30, 2010. The decrease was caused by the increase in revenue and gross profit offset partially by the decrease in general and administrative fees and indicated above.

Interest expense increased $99,928 or 45%, to $320,858 for the nine months ended September 30, 2011, compared to interest expense of $220,930 for the nine months ended September 30, 2010. The increase was due primarily to an overall increase in debt of approximately $575,000 during the second half of the year ended December 31, 2010, and an increase in interest charged by the Ohio Innovation Loan Fund for the nine months ended September 30, 2011 of approximately $44,000 as required in the loan agreement.

Our net loss decreased $14,165 for the nine months ended September 30, 2011. We had net loss of $666,263 (or basic and diluted net loss per share of $0.01) for the nine months ended September 30, 2011, compared to net loss of $680,428 (or basic and diluted net loss per share of $0.01) for the nine months ended September 30, 2010. The decrease in net loss was primarily attributable to the increase in revenue and gross profit partially offset by the increase in interest expense and professional fees.

The following table sets forth EBITDA for the Company.  Management has elected to include this data so that the reader may see the Company’s earnings before the impact of interest, taxes, depreciation, and amortization.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net Loss	$(221,995)	$(187,722)	$(666,263)	$(680,428)
Adjustments
Interest expense	112,138	75,476	320,858	220,930
Depreciation and Amortization	9,408	9,499	28,215	28,601
Taxes	-	-	-	-
EBITDA	$(100,449)	$(102,747)	$(317,190)	$(430,897)

EBITDA increased $113,707 or 26% to $(317,190) for the nine months ended September 30, 2011, compared to EBITDA of $(430,897) for the nine months ended September 30, 2010.  EBITDA increased $2,298 or 2% to $(100,449) for the three months ended September 30, 2011, compared to EBITDA of $(102,747) for the three months ended September 30, 2010.  The increase in 2011 was accomplished despite the lower sales volumes resulting from the inventory issue previously mentioned and was primarily the result of lower expenses as demonstrated by the table on page 19.

Three months ended September 30, 2011 and September 30, 2010

Results of Operations

Revenue decreased $174,654 or 49%, to $179,272 for the three months ended September 30, 2011, compared to revenue of $353,926 for the three months ended September 30, 2010.  Management believes revenues for the three months ended September 30, 2011, could have been significantly larger, but the lack of inventory for the entire third quarter for several key products resulted in sales backorders of approximately $500,000. Management believes that the company’s delay in securing final approval for our stock to trade publicly combined with the uncertain general business climate during the past nine months, and especially the past three months, hindered its ability to secure the necessary financing to obtain inventory necessary to fulfill its backorders.  Management believes its three months Results of Operations would have shown a significant increase in revenue if it had the appropriate level of inventory to meet product demand.

      Cost of goods sold decreased $96,737, approximately 49%, to $101,325, for the three months ended September 30, 2011, compared to cost of goods sold of $198,062 for the three months ended September 30, 2010.   The 49% decrease in the cost of goods sold for the three months ending September 30, 2011 corresponds with the 49% decrease in revenue for the same time period.

Gross profit decreased by $77,917 or 50% to $77,947 for the three months ended September 30, 2011, compared to gross profit of $155,864 for the three months ended September 30, 2010.   The 50% decrease in Gross profit corresponds closely to the 49% decrease in revenue for the same time period.

General and administrative expenses decreased $80,584, or 30%, to $187,613 for the three  months ended September 30, 2011, compared to general and administrative expenses of $268,197 for the three months ended September 30, 2010.  Significant variations within the general and administrative expenses were as follows:

	2011	2010
Payroll	$101,744	$117,391
Professional fees	25,428	70,876
Freight	15,210	19,749
Travel and Entertainment	3,847	11,232
Marketing and trade shows	620	6,030

 The decrease in payroll of approximately $16,000 resulted from the elimination of a salaried position in July 2011.  The decrease in Professional fees resulted from the 2009 audit taking place in August and September 2010 and the expense being recognized in the three months ending September 30, 2010.  Freight decreased due to lower sales volumes in 2011 versus 2010.  Travel and entertainment was lower due to less travel being incurred in this time period as compared to the previous period.   Marketing and trade shows was lower in 2011 versus 2010 due to decreased spending on Marketing and trade Shows in 2011 than the previous time period.

Interest expense increased $36,662 or 49%, to $112,138 for the three months ended September 30, 2011, compared to interest expense of $75,476 for the three months ended September 30, 2010. The increase was due primarily to an overall increase in debt during the second half of the year ended December 31, 2010 and an increase in interest charged by the Ohio Innovation Loan Fund as required in the loan agreement.

Our net loss increased $34,273 or 18% for the three months ended September 30, 2011.  We had net loss of $221,995 (or basic and diluted net loss per share of $0.004) for the three months ended September 30, 2011, compared to net loss of $187,722 (or basic and diluted net loss per share of $0.004) for the three months ended September 30, 2010.

Liquidity and Capital Resources

Total current assets were $120,128 as of September 30, 2011, consisting of cash of $25,591, net accounts receivable of $7,167, inventory of $80,538 and other current assets of $6,832.

Total current liabilities were $4,325,198 as of September 30, 2011, consisting of accounts payable and accrued expenses of $1,291,009, current maturities of long-term debt of $2,804,297 and other current liabilities of $229,892.

As of September 30, 2011, we had a working capital deficit of $4,205,070.

Cash Flows during the Nine Months Ended September 30, 2011

During the nine months ended September 30, 2011 we had a net decrease in cash and cash equivalents of $40,331 mostly consisting of net cash used by operating activities of $203,493 and net cash provided by financing activities of $163,441.

Net cash used by operating activities was $203,493 for the nine months ended September 30, 2011, consisting of an increase in: prepaid expenses and other current assets of $4,759 accounts payable and accrued expenses of $157,318, and deferred revenue of $58,600 and decreases in: accounts receivable of $24,033, and inventory of $199,361.. These changes were reduced by net loss of $666,263 which had adjustments for depreciation and amortization of $28,215.

Net cash provided by financing activities was $163,441 for the nine months ended September 30, 2011, primarily consisting of net proceeds from debt of $13,956 and proceeds from issued stock of $150,000.

The Company also expects to need approximately $1,133,000 of cash to purchase inventory: $381,000 within the next six months and $752,000 more within the next year.

We also anticipate needing $3,500,000 in the next 12 months for debt service, before conversion of any debt into shares of our Common Stock. However, assuming conversion of $1,604,245 in debt into Common Stock of the Company, of which there is no assurance (see next paragraph below) we estimate that for the next 12 months we will need only $1,895,755 for debt service, $1,133,000 for inventory purchases and $351,240 to cover our cash burn (non-debt service portion only and assuming sales do not increase enough to cover the non-debt cash shortfall, but including anticipated expenses of becoming a public company) a total of approximately $3,380,000. Refer to the Q3 FY2011 Statement of Cash Flows where the Company’s monthly burn rate net of interest expense, depreciation, and amortization is approximately $35,000. Net of interest expense is used because the “Debt Service” of $1,895,755 includes interest expense. Monthly burn rate is estimated higher than the Q1 burn rate to provide a margin. We also will need cash for increased sales and marketing expenses, notably increasing advertising and marketing expenditures and to hire one or more sales people. If the Company does not receive additional capital, we anticipate running out of funds mid-December 2011.

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

We are seeking to raise $5 million in equity to implement our business plan and meet our capital needs for the next 12 months, particularly regarding the expansion of sales and marketing efforts, inventory financing, debt repayment and general working capital. Our plan to raise this equity is: to have our stock trade publicly trade on the OTC BB to provide liquidity for new and existing investors in the Company, possibly making an investment in the Company more attractive; offer a private placement memorandum to qualified accredited investors and institutional funding sources. The Company has secured a market maker, Finance 500 of Irvine, CA,, who filed a Form 15(c)-211 with FINRA on behalf of the Company.  On October 7, 2011 FINRA approved the Form 15(c)-211 and gave the Company the ticker symbol of “GTMM”. The Company is waiting for The Depository Trust Company approval to begin trading. Our private placement memorandum is completed and we are continuing investment discussions with accredited investors.  There can be no assurance that the Company will be able to raise any capital from the sale of its Common Stock to investors.

On July 14, 2011, the Company sold to two existing shareholders in private transactions a total of 600,000 shares of Common Stock for $0.25 per share (an aggregate of $150,000), including warrants to purchase an additional 600,000 shares for $0.36 per share.

The Company believes that the receipt of private placement equity will enable it to increase sales by purchasing adequate inventory to meet increased sales demand. The company intends to significantly increase its budgets for advertising and marketing targeting consumers who have shown an interest in the company’s or similar products.  Additionally, the company intends to increase its advertising and marketing expense with key resellers and partners such as large online resellers and international distributors. The Company also intends to hire one or more sales people to sell the Company’s products to key markets including the home theater, commercial cinema and international markets.

We believe the combination of increased advertising and marketing spending combined with more sales people can increase our product’s awareness, therefore increasing demand for our products, allowing the Company to have sales staff to secure more sales channels.

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

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 ("Exchange Act"), the Company carried out an evaluation, with the participation of the Company’s management, including Mark Luden, the Company's Chief Executive Officer ("CEO") and Richard Conn, the Company's Chief Financial Officer ("CFO") (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2011 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure, due to the material weaknesses described below.

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

Changes in Internal Controls

During the three months ended September 30, 2011, there were no significant changes in internal controls of the Company, or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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
Date: November 10, 2011

/s/ Richard E. Conn
Richard E. Conn
Chief Financial Officer
(principal financial officer)