Form 10-K
period 2011-12-31
Guitammer Co
filed 2012-04-06
CIK 1334126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________ to ___________

Commission File No.:  000-54331

THE GUITAMMER COMPANY
(Exact name of registrant as specified in its charter)

Nevada	61-1650777
\(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6117 Maxtown Road, Westerville, OH 43082
(Address of principal executive offices)

Registrant’s telephone number, including area code:  (614) 898-9370

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, Par Value $0.001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant has (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐  Non-accelerated filer ☐   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 30,  2012 was $13,031,258 (computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of the last business day of the registrant's most recently completed second fiscal quarter). For purposes of the foregoing calculation only, directors, executive officers, and holders of 10% or more of the issuer’s common capital stock have been deemed affiliates.

The number of shares outstanding of the Registrant’s Common Stock as of March 30, 2012 was 62,053,611.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

THE GUITAMMER COMPANY

Annual Report on Form 10-K

Item 1.  Business

Historical Overview

The Guitammer Company (“Guitammer-Ohio”) was incorporated in Ohio on March 6, 1990, as a research, development and licensing company and manufacturer and marketer of low frequency audio transducers that allows users to feel low frequency sound (“bass”) like a subwoofer but silent. (See Articles of Incorporation and amendments thereto, Exhibits 3.0 through 3.2 inclusive, incorporated herein by reference.)

On May 18, 2011, Guitammer-Ohio caused the formation of a Nevada corporation with the same name (the “Registrant” “Company”, “Guitammer-Nevada”, “we”, “us” and “our”) and entered into a Plan and Agreement of Reorganization with Guitammer-Nevada pursuant to which (i) the shareholders of Guitammer-Ohio would exchange (on a one (1) for thirty-one thousand, two hundred and six (31,206) shares basis) their aggregate 1,602.3 issued and outstanding shares of common stock for an aggregate of 50,001,374  shares of Common Stock, par value $0.001 per share, of Guitammer-Nevada evidencing the same proportional interest in Guitammer-Nevada as they held in Guitammer-Ohio, and  (ii) option and warrant holders to purchase an aggregate of  1,397.7 shares of common stock of Guitammer-Ohio would exchange (on a one (1) for thirty-one thousand, two hundred and six (31,206) shares basis) their options and warrants for options and warrants to purchase an aggregate of 43,616,626 shares of Common Stock, par value $0.001 per share,  of Guitammer-Nevada in the same proportional interest  in Guitammer-Nevada as they held in Guitammer-Ohio (the “Reorganization”). In addition, the Company issued to two lenders warrants to purchase shares of Guitammer-Ohio which because of the Reorganization would be converted into warrants to purchase an aggregate of 225,000 shares of our Common Stock, par value $0.001 per share.  In order to save time and expense of creating and issuing new Guitammer-Nevada options and warrants, the Company’s Board of Directors passed a resolution that the outstanding Guitammer- Ohio options and warrants would be and are deemed to be and constitute the Guitammer- Nevada options and warrants (on the said 1 for 31,206 shares basis) to purchase an aggregate of 43,841,626 shares of our Common Stock.

  The name, Guitammer – pronounced “Git”-“tammer” – comes from the conjunction of the words “guitar” and “hammer”.  In January 1991 we finished development of and licensed for sale, our original product, the Hammer Jammer™, a patented guitar accessory.  Our initial products (low frequency audio transducers) were developed to solve a problem of our founder, who was a musician and unable to feel the low frequency end of the music he was playing without turning the stage monitors up very loud which interfered with the playing ability of the rest of the musicians. Today our principal product is a low frequency transducer sold under the brand name ButtKicker® (“ButtKicker”). The ButtKicker enables the user to feel low frequency sound (or bass) in a realistic, powerful and exciting way.  However, unlike the overly loud, booming subwoofers with which most people are familiar, the ButtKicker accurately shakes and vibrates the user without creating any sound.

In 2007 we began to develop ButtKicker Live!® (“ButtKicker Live!”), which is an enabling technology for live broadcasts, especially sporting events that allow sports fans at the game and at home to actually feel the action.  In March of 2011 the Company was issued US Patent #7,911328 for the “Capture and remote reproduction of haptic events in synchronous association with the video and audio capture and reproduction of these events”.  In late 2011 we began marketing this technology to potential customers in the sports, broadcast and distribution business (i.e., cable, DBS, and FiOS companies).

ButtKicker brand products are used by companies and hundreds of the world’s leading musicians and are featured in theaters and theme parks around the world and enjoyed by home theater, video gamers and car audio enthusiasts. See Major Entertainment and Theater Installations, below.

We are focused on growing our business by developing new and improved products, significantly increasing our branding, marketing and selling efforts and using the ButtKicker Live!® (“ButtKicker Live!”) technology as an accelerant to increase demand and sales of our flagship home theater products to generate both hardware and recurring revenue streams.

Home Theater and Gaming Market Size

The Consumer Electronics Association (CEA) reported that household penetration of home theater systems as of 2007 (the last year surveyed) was 36% of all US households. Additionally, in 2010 factory-level home theaters in a box (“HTiB”) rose to $802 million in wholesale revenues per the CEA. Additionally, in January 2011, the research group NPD Group reported that total video game revenues for 2010 were approximately $18.58 billion.

 According to the CEA, Video game accessories are a multiple billion dollar market with over 37 million units of various products sold totaling more than $1.4 billion in sales in 2011.

Based on these industry statistics and trends, we believe that ButtKicker brand products have a large potential market.

Cable, Satellite and FiOS Market Size

According to 2010 industry research there are 59 million digital cable TV subscribers, 44 million satellite TV subscribers and 7 million FiOS (fiber optic / internet based) subscribers.  The number of sports specific cable networks are increasing and their penetration is growing: ESPN is available in 99 million homes, the  NFL Network is in 55 million homes, MLB (Major League Baseball in is 56 million homes, not to mention ESPN2, Fox Sports Net, CSTV, YES Network, the Big 10 Network and others.)

Our Hardware Business Today

  We sell three (3) main categories of products: 1) ButtKicker and Silent Subwoofer for Car Audio™ brand transducers, 2) audio amplifiers and 3) accessories, with different sizes and configurations based upon the market and use.  We sell more than twenty-five (25) different standalone and all-in-one packaged products.  Our products include five (5) different types of ButtKicker brand transducers which provide the vibration or bass effects, several models of amplifiers, a wireless option, and the accessories necessary to facilitate the use of our products in our core markets. Our products are sold for use in home theater, gaming, car audio, by musicians and professional audio technicians and in amusement parks and theater markets.

Two of our most popular products are the wireless ButtKicker Kit and the ButtKicker Gamer, which are described in greater detail below.

Wireless ButtKicker Kit

The wireless ButtKicker Kit is designed for home theater and gaming use.  Included in the kit is one ButtKicker Advance low frequency transducer, one ButtKicker Power Amplifier with wireless send and receive units and remote control, one Chair/Couch Mounting Kit, and all the cables and wires necessary to hook the system up to home theater and gaming systems.  The mounting kit enables the average consumer to quickly and easily use the ButtKicker with any couch or chair.  The entire system easily integrates into existing home theater and gaming systems as well.  The wireless ButtKicker Kit currently retails for between $329 and $399.

ButtKicker Gamer

The ButtKicker Gamer (the “Gamer”) is designed for gaming use for both PCs and game consoles.  The ButtKicker enables the user to precisely and powerfully feel gunshots, explosions and special effects of video games as well as the bass beat for music.  The Gamer works with all types of computers, all gaming systems and any type of digital music player; including any MP3 player or iPod.  It works by simply splitting the audio signal from the PC, game console or iPod into the Gamer’s amplifier.  The Gamer easily attaches to the center post of most office type chairs.  Included in the kit are one ButtKicker Gamer with integrated chair mounting arm, one ButtKicker Gamer Power Amplifier and all the cables and wires necessary to hook the system up to PCs, gaming systems and digital music players.  A Quick Start Guide and manual are also included with the Gamer.  The Gamer is priced at between $129 and $149.

Sales and Marketing

Our products are sold worldwide through independent manufacturers’ sales representatives, dealers and distributors. Distribution has steadily increased since we began selling the ButtKicker product in 1998, with more than several hundred resellers, retailers and dealers now selling the ButtKicker product line.  Our sales network includes custom home theater, specialty electronics, furniture, musician, professional audio, consumer home theater and electronics dealers.

Historically, approximately 20%-35% of our sales have been outside the United States.  Our products have been sold around the world.  We have active distributors and dealers in Canada, United Kingdom, France, Germany, Denmark, Norway, Holland, Switzerland, Belgium, Israel, Russia, India, Japan, Thailand, Singapore, Malaysia, South Korea, Taiwan, China, Hong Kong, Spain, Turkey, Italy, Argentina, Brazil, Indonesia, Australia and New Zealand.

Sales Strategy

We sell our products in the following three (3) ways: 1) directly to the dealers; 2) through or by way of independent manufacturers’ sales representatives who receive sales commissions from us; and 3) to distributors who resell our products to dealers.

Our core business consumer flagship products, the wireless ButtKicker Kit and the ButtKicker Gamer, are easy to use, aggressively priced, all-in-one kits designed for the home theater and gaming markets.  They were developed and designed specifically with the average consumer in mind and therefore are easy to setup and use.

Our products are available in stores, through third party catalogs, over the internet, installed as part of custom home theaters and other professional installations, or sold to the consumer directly for self-installation.  We also actively target and sell to dealers and key distributors.

We have historically not had large amounts of sales through traditional brick and mortar retail stores such as Best Buy, but have concentrated more with the large online resellers such as Amazon.com and MusiciansFriend.com and with specialty electronics retailers.  Moving forward, however, we may choose to sell lower priced items which appeal more to individual consumers, and we may seek to sell at brick and mortar retail stores.

Our strategy is to develop and market our ButtKicker Live! technology (as described below) along with our sales to commercial theatres to build brand awareness, demonstrate product credibility and create consumer demand.

In 2010 the Company’s two major customers, Amazon.com and Berkline Benchcraft, LLC (a manufacturer of furniture, including home theater furniture), accounted for 12% and 11% respectively of our sales. In 2011, Amazon.com and Berkline Benchcraft, LLC accounted for 7% and 4% respectively of our sales

Amazon.com purchases our products directly from us for resale on Amazon.com’s website. The Company does not have a purchase commitment from Amazon.com but instead receives purchase orders for our products from Amazon.com on a weekly basis. There can be no assurance that Amazon.com will continue to order our products at the same volume level as in prior years.

On May 3, 2011 Berkline Benchcraft, LLC filed for chapter 11 bankruptcy protection.  The Company has historically sold its products for use with home theater seating to other manufacturers of furniture, dealers and distributors.

In 2010 we reached an agreement with Pearl Drum for Pearl to produce and market a co-branded product, “Pearl’s Throne Thumper by ButtKicker” targeted at the drum market. This product is sold and supported by Pearl through its own existing distribution channels both in the United States and Europe. In 2011 the Company began receiving payments for this product.

On September 20, 2011 and December 8, 2011 we received opening purchase orders of $123,540 and $48,855 respectively, from a large Canadian furniture manufacturer, Palliser Furniture Upholstery LTD., with a substantial presence in the home theater market.  We began shipping product in fulfillment of these purchases orders in December of 2011 with continuing shipments in Q1 of FY2012.

ButtKicker Live!®

In 2007 we began to develop ButtKicker Live!® (“ButtKicker Live!”), which is an enabling technology for live broadcasts, especially sporting events that allow sports fans at the game and at home to actually feel the action. In March of 2011 the Company was issued US Patent #7,911328 for the “Capture and remote reproduction of haptic events in synchronous association with the video and audio capture and reproduction of these events”.  In late 2011 we began marketing this technology to potential customers in the sports, broadcast and distribution business (i.e., cable, DBS, and FiOS companies).

We believe that the successful rollout of ButtKicker Live! will enable us to significantly accelerate our hardware sales and build a recurring revenue stream.  ButtKicker Live! is an integrated use of technology to capture, encode, transmit, decode and reproduce the vibrations of people and things at a live event that are then realistically reproduced at a remote location and transferred by means of ButtKicker brand products to the end viewer.

The ButtKicker Live! system is designed to enable us to capture the vibration and/or movement in a sporting or other live event by means such as, but not limited to, wired or wireless microphones or sensors, or produced by a digital signal processor.  This signal is then used by ButtKicker brand products that shake or move the viewer to recreate the feeling of the sporting or other live event for the viewer in their home.

We are in the process of going to market with the ButtKicker Live! technology.  It has only been operated through certain events which we have specifically wired for ButtKicker Live! as described below.  Moving forward and funding permitting, we hope to form relationships with broadcasters and sports leagues to create and implement technology that will be required to enable us to encode and combine this signal into the existing audio signal and/or to create a distinct and separate signal which we can use to transmit tactile feedback and/or transmit and then decode the signals in a viewer’s home.   Our future product development will be focused on adding signal decoding capabilities to be able to control and charge for the ButtKicker Live! service on a per user basis.

ButtKicker Live! is designed to integrate with our existing products and potentially similar products from other consumer electronics manufacturer.  All the end user will need at home to experience ButtKicker Live! is one of our all-in-one kits or ButtKicker equipped home theater seats.

Since beginning initial ButtKicker Live! marketing efforts, we have met with several sports leagues which have expressed interest in the technology. The first DVD project, “Maximum Velocity powered by ButtKicker,” was released July 2010.

We have signed a product licensing agreement with the National Hot Rod Association (NHRA) to produce a joint DVD project, “Feel the Power” that is finished but not yet released.

           In July of 2008, the Arena Football League’s (AFL’s) “Arena Bowl XXII” which was broadcast nationally by ABC was ButtKicker enabled so that fans in one of the end zone sections of the arena felt the hits and tackles of four players (two from each team) who wore specially designed wireless pickups.  League, player and fan reaction was extremely positive.

Live in-arena testing was also done with the National Hockey League (NHL).  Additionally, we are in active discussions with several other professional leagues and sports. We hope to sell ButtKicker Live! technology  to one or more sports league, content providers (i.e. networks) broadcasters and distribution partners as we ramp up our sales and marketing efforts, funding permitting.

We will use an integrated strategy to build brand and product awareness in order to achieve our sales goals.  Our planned use of this strategy has resulted in positive feedback from representatives of the sports leagues that own the licensing rights, the cable, satellite and TV channels that broadcast the content, distributors and several outside agencies with whom we have been in discussions.

A brief overview of various branding and marketing strategies is discussed below:

Sports Venues

The Company can setup large demonstration areas in arenas, in stadiums, in race in-fields, etc. where either live game action or ButtKicker enabled archival media can be displayed to hundreds and thousands of fans.  Large standing platforms or groups of home theater seating equipped with ButtKicker brand transducers can be setup with flat panel displays of ButtKicker Live! enabled media.  Joint sponsorships, promotions and discount coupons along with the ever present attractive presenter(s) can be utilized to encourage fans to experience ButtKicker Live! for themselves.

Rights Holders and Broadcaster Partnerships

The Company and licensing rights holders such as sports leagues and teams and broadcasters have discussed joint marketing efforts direct to the fans using a combination of advertising, community and social networking, web-based marketing and integrating archival ButtKicker enabled media with ButtKicker Live! advertising.

Sponsorship Partnerships

ButtKicker Live!’s targeted user,  the 18 to 54 year old male, is the demographic targeted by sports advertisers.  Rights holders are enthusiastic about the opportunities to provide their key sponsors a means – ButtKicker Live! – to reach their key market segment in a new, exciting and memorable way.  By partnering with and co-branding with the leagues’ sponsors, we expect to stretch our marketing reach.

 Online Community & Social Networking

Sports fans are an identifiable online community that rights holders has begun to identify and increase their marketing efforts towards in an online social networking manner.  These fans are a readily addressable market to which we and the rights holder can jointly promote ButtKicker Live! and directly sell online.

Sport Bars and Public Venues

Just like the in-arena or in stadium marketing plan, sports bars and other public venues are ideal locations to demonstrate ButtKicker Live! to large groups of sports fans at one time and thereby create buzz about our products, and, if the demonstrations are done correctly, media awareness.

Spokespersons

We hope to engage one or more well known sports personalities such as players, former players, broadcasters, or industry experts to promote ButtKicker Live! at sporting events, trade shows, on the air, online, in print and other promotional means and methods.

Rights Holders’ and Broadcasters’ Economic Benefits

ButtKicker Live! broadcast events will involve more of the viewer’s senses and will literally put the viewer into the event.  We believe that as a result ButtKicker Live! enabled programming will attract more viewers for longer times which will result in increased advertising revenues for the content providers and content distributors.  Additional advertising revenue opportunities may be available for title and presenting sponsors.

If we can make ButtKicker Live! operational on a marketable scale, it is possible that we could generate not only one-time revenue from hardware sales but also recurring revenue based on a percentage of licensing, royalty and /or subscriber fees, and increased ratings and other metrics that demonstrate an increase of revenue to sports leagues and teams that own the licensing rights and networks that broadcast the content.

ButtKicker Live! Product Development

Our development for ButtKicker Live! currently focuses on three immediate-term and two short- to mid-term key initiatives.

Areas currently under development and/or, funding permitting, planned for future development are:

1.
In arena capture and transmission technology and methods using existing hardware and technology but put together in a unique manner to enable the capture, broadcast and reproduction of ButtKicker enabled effects in both the arena and broadcast.

2.
Miniaturized digital accelerometer technology that can be used on the players’/athletes’ bodies, on or in the field or ice and on the ball or puck.  We have successfully used the first generation of this system during  Arena Football League and National Hot Rod Assoc. tests.

3.
  Post production capabilities to be used with existing computer hardware and software to add ButtKicker effects to archival material that we believe will be able to be distributed any number of ways including internet, television and satellite broadcasting, DVD and Blu-ray.

Short- to mid-term product development is focusing on:

1.	Developing the broadcast/transmission system that will interface with existing audio and video broadcasts of live events, whether in standard television or HDTV.
2.
The addition of a digital key or encoding of the transmitted signal so that only the ButtKicker Kit or similar ButtKicker brand products can take advantage of any type of ButtKicker enabled event whether the event is broadcast live or taped delayed or post produced.  We have started working on this project, and, funding permitting, intend to significantly increase our efforts when more engineering and sourcing personnel resources are available to us.

Marketing

We use our sales to musicians and theaters to build brand awareness, demonstrate product credibility and create consumer demand.  More than 100 touring professionals around the world use ButtKicker low frequency audio transducers as part of their in-ear monitoring systems.

  We sell our products to both consumers as well as commercial users (home theater installers, professional audio installers, commercial venue designers and other companies who either design or install theaters.  Our products are used my many well known musicians, mainly drummers and bass players, who tour with or are part of well known music groups.  Our products have been installed in over 50 commercial venues around the world, such as cinema or movie theater auditoriums, special effect theaters, planetariums and the like.  Many of the musicians and installations have provided us quotes regarding their satisfaction with the Company’s products.  Additionally, consumers who have attended commercial venues outfitted with our products have posted publically available comments on websites favorably describing their experiences with the Company’s products.

Therefore we are able to point to these musicians and installations either specifically or in generalities in our marketing materials.  Our marketing materials are designed to bring an awareness of the Company’s products to potential consumers and commercial customers including an awareness that the Company’s products, and the “ButtKicker®” brand, are used worldwide.  Additionally, because the type of end users that do use our products (professional musicians and large commercial venues), we are able to help demonstrate product credibility by highlighting the fact that our products have been in service without failure and with satisfaction, in large numbers, for several years (and in some cases six years or more).

We believe that this combination of product and brand awareness along with demonstrated product credibility can create customer demand for a product that potential customers might otherwise not have been aware of.

We believe that ButtKicker Live! will attract significant media attention, increasing brand awareness and accelerate consumer sales.

Major Entertainment and Theater Installations

There are numerous installations of ButtKicker brand transducers around the world.

Theaters equipped with ButtKicker brand products include but are not limited to:

1)	IMAX theater in Natick, MA
2)	IMAX theater in Reading, MA
3)	Mission Space, EPCOT Center, FL
4)	AMC Theatre Complex in Kansas City, MO
5)	Abraham Lincoln Presidential Library and Museum, Springfield, ILL
6)	National Mississippi River Museum and Aquarium, Port of Dubuque, Iowa
7)	Kennedy Space Center, Visitor’s Center
8)	National Cable and Telecommunications Association theater in Washington, D.C.
9)	Macao Science Center Planetarium
10)	CGV 4-D Theaters, Seoul, South Korea
11)	Expo 2010, Shanghai, PRC – USA and China Telecom Pavillions
12)	Krasnodar City Theater Complex, Krasnodar, Russia
13)	Typhoon Theater, Centosa Island, Singapore
And more theaters and attractions worldwide.

Trade Shows and Associations

We exhibit at industry trade shows which generate worldwide media attention and facilitate the sales of ButtKicker products in key market segments.  We electronically collect the contact information of trade show attendees who visit our booth.  We use these contact lists for email, mail and outbound telemarketing sales efforts.

We typically attend and/or display at the following trade shows:

• Consumer Electronics Show (CES)
• Custom Electronic Design & Installation Association (CEDIA)
• National Association of Music Merchandisers (NAMM) focused on musicians and pro audio
• National Cable & Television Association (NCTA)

We anticipate exhibiting at more trade shows, such as the National Association of Broadcasters (NAB), as ButtKicker Live! continues to rollout.  Additionally, we expect to increase our international trade show presence.

Manufacturing

We outsource the manufacturing of our products; however, we do perform kitting and light assembly of several products in our Westerville facilities. The Company does not have any material contracts in place with its suppliers. We purchase products under agreed upon payment and supply terms that may change from time to time.

We are heavily dependent upon product purchased from three principal suppliers.  Our principal suppliers are Eminence Speaker, LLC (Eminence, KY); Shenzhen Actiway Industrial Co. - Shenzhen Actiway Electronics Co., Ltd. Factory (Shenzhen, China); and Sonavox Electronics SIP, Sonavox Canada Inc. (Suzhou, China and Markham, Ontario, Canada). These three suppliers accounted for approx. 97% of Company product purchases in 2010 and 90% of Company product purchases in 2011.  Purchases from Eminence were 51% and 42% respectively of our total product purchases in 2011 and 2010. Purchases from Actiway were 12% and 27% respectively of our total product purchases in 2011 and 2010. Purchases from Sonavox were 27% and 28% respectively of our total product purchases in 2011 and 2010. We expect these percentages of Company product purchases from these suppliers will remain approximately the same for 2012.

 Some of our products that are sourced in China are assembled by a manufacturing partner in the State of Kentucky.  Additionally, some low volume products are sourced locally in Central Ohio.  We are focused on reducing our cost of goods sold and sourcing all of our products as finished goods from China.

Warehousing and Fulfillment

Currently we warehouse and ship most of our products from our warehouse in Westerville, Ohio.  We also drop-ship products direct to Asia and Europe from our manufacturing partners in China without needing to first transport the products to the United States, which saves us time and transportation and handling costs.

If our sales increase, of which there can be no assurance, we are considering  outsourcing our logistics and distribution to third parties which is a very common model for the consumer electronics industry.

Competition

Although there are several competitors in the low frequency or tactile transducer market segment (described below), we believe that the ButtKicker is the leading brand due to its power, musical accuracy and longevity.  We are aware of the following other companies that sell competitive tactile products - Aura Sound (a division of Algo Technology), Clark Synthesis, D-Box Audio, Crowson, Earthquake, iBeam and Messina.

We are not aware of competing products, technologies or plans to introduce anything to the market that is similar to ButtKicker Live! Therefore, we believe we will benefit from numerous competitive advantages such as intellectual property protection, our established ButtKicker brand product awareness, installed home theater base, and a first-mover advantage.Additional competitive advantages which we believe ButtKicker brand  products have are:

Lower Range:	ButtKicker transducers have a greater low frequency range than most other device (5 – 200 Hertz (“Hz”)) and have a resonant frequency of 9Hz, well below the range of most of the competition.

Musical Accuracy:	ButtKicker transducers provide a more realistic listening experience possible. ButtKicker transducers have a smooth, musical response without resonant frequency peaks or hot spots.

Power:	ButtKicker transducers have the power to produce more aggressive sound reproduction, at a lower total cost and with more amazement which consumers are demanding.

Affordability:	One ButtKicker transducer can shake a heavy three-person couch and can replace several of the competitors’ units and typically cost one-half to one-fourth of the competitors’ prices.

Consumer Packaging:
ButtKicker brand products are designed for mass market consumer electronics distribution with the appropriate packaging, pricing and all-in-one kit ease of use that the average consumer requires in order to purchase and install.

Future Competition - Barriers to Entry

We believe the following items serve individually and collectively as significant barriers to entry to our competition and potential competition:

•	The strength and breadth of our patents on our underlying technology. These patents (described below) are issued in the United States, Europe and Canada;
•	The integrated branding strategy that has established and continues to reinforce the ButtKicker name;
•	Our base of high profile installations and satisfied consumers.

Intellectual Property

We have a registered trademark for the name “ButtKicker” and the name “ButtKicker Live!”

In July 1998, Marvin Clamme filed a comprehensive patent for the Low Frequency Vibrator, ButtKicker technology. Subsequently, Mr. Clamme assigned to us all right title and interest to the patent in the United States and all foreign countries. In 1999, we were awarded a patent for the technology United States Patent Number 5,973,422. We have since secured patents in Europe and Canada.

In May 2009, we filed a provisional patent application for our ButtKicker Live! Technology which was assigned to us by our directors, Mr. Luden, Mr. Clamme and Mr. McCaw. On March 22, 2011, the United States Patent and Trademark Office issued such patent to the Company under patent number 7,911,328.

In September 2010, Marvin Clamme filed a provisional patent application for a new type of low frequency transducer which was assigned to us by Mr. Clamme.  “Vibration Transducer and Actuator” Application No. 61,403,033, dated September 6, 2010. The application is pending.

Employees

                 We have six full-time employees and one part-time employee as well as individuals working for us in outsourced roles in manufacturing, sourcing, marketing, and selling our ButtKicker Live! technology.

Item 1A.  Risk Factors.

Guitammer is a smaller reporting company, and as such, is not required to provide information pursuant to this item.

Item 1B  Unresolved Staff Comments.

None.  None of our employees are covered by a collective bargaining agreement.   We believe that we have a good relationship with our employees.

Item 2.     Properties.

We are located at 6117 Maxtown Road, Westerville, Ohio 48032.   We lease approximately 15,000 square feet of office and warehouse space for $ 7,082 per month.  The facilities include a loading dock, drive through overhead door, warehouse space, product development areas, showroom, demonstration theater and offices.  We have a 36 month lease on the facilities, which began September 1, 2009, and ends on August 31, 2012

We believe that our current space is adequate to meet our current needs.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The common stock of the Company is traded on the OTC Bulletin  Board Market under the symbol GTMM.OB. On March 8, 2012,  the last sales price of the Company's common stock was $.20.

On May 27, 2011 filed a General Form for the Registration of Securities on Form 10 to register its common stock, par value $0.001 per share pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended. The Registration became effective sixty days later.  The Company secured a market maker, Finance 500 of Irvine, CA, who filed a Form 15(c)-211 with FINRA on behalf of the Company.  On October 7, 2011 FINRA approved the Form 15(c)-211 and gave the Company the ticker symbol of “GTMM”. The Company began actively trading on November 17, 2011 on the Over-the-Counter Bulletin Board (“OTCBB”) as GTMM.OB

The  following  table sets  forth the high and low bid  prices of the  Company's common  stock on a  annual  basis for the last quarter, beginning November 17, of  calendar  year 2011 and the first quarter of 2012 through February 29, 2012,  as reported by the NASDAQ Trading and Market Services:

Calendar Period	High	Low
2011 Fourth Quarter	$0.23	$0.10
2012 First Quarter	$0.27	$0.12

The above  quotations  reflect  inter-dealer  prices,  without  retail  mark-up, mark-down or commission and may not represent actual transactions.

Dividend Policy

The Company has declared no cash dividends on our common stock, and does not expect to pay cash dividends in the near term.  We intend to retain future earnings, if any, to provide funds for operations and the continued expansion of our business.

There are approximately 61 holders of record of the Company's Common Stock as of March 28, 2012.

On February 1, 2012, the Board approved a stock option plan that grants 600,000 stock options for three of its employees, , with an exercise price of $.25 per share with a vesting schedule of 60% on the first anniversary of the grant, 20% on the second anniversary of the grant and the final 20% on the third anniversary of the grant.

Item 6.   Selected Financial Data

Not required for smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis should be read in conjunction with Guitammer's Audited Consolidated Annual Financial Statements and notes thereto included elsewhere in this Form 10-K (the “Financial Statements”). Except for the historical information contained herein, the discussion in this Form 10-K contains certain forward looking statements that involve risks and uncertainties, such as statements of Guitammer plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-K should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-K. These statements include, without limitation, statements concerning the potential operations and results of Guitammer described below. Guitammer's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, without limitation, those factors discussed herein and in Guitammer's Form 10 Registration Statement.

RESULTS OF OPERATIONS

Fiscal Year ended December 31, 2011 compared to Fiscal year ended December 31, 2010

All references below to per share and shares of Common Stock of the Company reflect the Reorganization.

Results of Operations

      Revenue decreased $15,981 or 1%, to $1,303,453 for the year ended December 31, 2011, compared to revenue of $1,319,434 for the year ended December 31, 2010. The slight drop in revenue for the year ended resulted from a lack of inventory in the third and fourth quarters of 2011.   Management believes revenues for the year ended December 31, 2011, could have been significantly larger, but the lack of inventory for the third and fourth quarter for several key products resulted in sales backorders of approximately $800,000. Management believes that the Company’s delay in securing final approval for our stock to trade publicly combined with the uncertain general business climate over the past year, hindered its ability to secure the necessary financing to obtain inventory necessary to fulfill its backorders. Management believes its year end Results of Operations would have shown a significant increase in revenue if it had the appropriate level of inventory to meet product demand.

The Company experiences some seasonality in sales as the 1st quarter and 4th quarter of the year typically experience higher sales volumes attributable to the holiday season and the recurring increase in consumer electronic sales after the holiday season.

           Cost of goods sold decreased $38,052, approximately 5%, to $756,041, for the year ended December 31, 2011, compared to cost of goods sold of $794,093 for the year ended December 31, 2010. The 5% decrease in the cost of goods sold for the year ending December 31, 2011 is larger than the 1% decrease in revenue for the same time period due to an increase in the price charged for some of our products and due to variations in the sales mix of products sold since some products have slightly lower profit margins.

     Gross profit increased by $22,071 or 4.2% to $547,412 for the year ended December 31, 2011, compared to gross profit of $525,341 for the year ended December 31, 2010. Our gross margin percentage increased to 42% for the year ended December 31, 2011 from 40% for the year ended December 31, 2010.  The increase gross margin of 2% was the due to an increase in the price charged for some of our products and due to variations in the sales mix of products sold since some products have slightly lower profit margins.

General and administrative expenses increased $33,347, or 3%, to $1,216,123 for the year ended December 31, 2011, compared to general and administrative expenses of $1,182,776 for the year ended December 31, 2010. Significant variations within the general and administrative expenses were as follows:

	December 31, 2011	December 31, 2010	Increase (Decrease)
Payroll	$400,144	$513,230	$(113,086)
Stock Warrant expense	220,212	14,159	206,053
Professional fees	223,920	124,827	99,093
Freight	96,209	139,206	(42,997)
Licenses and Permits	26,320	67,668	(41,348)
Marketing, Advertising and Trade Shows	10,126	101,402	(91,276)
All Other Administrative expenses	239,192	222,284	16,908
	$1,216,123	$1,182,776	$33,347

Payroll expense decreased by $113,086, for the year ended December 31, 2011 compared to the year ended December 31, 2010, due to a charge of approximately $49,000 to payroll in 2010 for officer’s stock options, approximately $12,000 more employee payroll dollars being charged to Research and Development projects in 2011, which is consistent with the Company’s Research and Development polices, and due to a staff reduction of 3 people which reduced 2011 payroll by approximately $51,100 and a reduction in overtime of approximately $1,100. Stock warrant expense increased by $206,053 for the year ended December 31, 2011 compared to the year ended December 31, 2010, due to additional warrants issued as a part of stock sales through a private placement and due to the updated valuation of warrants previously issued.  As shown in footnote 6 of the Notes to the Company’s Consolidated Financial statements, the Company has recorded a warrant liability of $234,371and $14,159 as of December 31, 2011 and 2010, respectively, which is based on the Black-Scholes valuation model to estimate the fair value of the warrants. The significant assumptions considered by the model were the remaining term of the warrants, the per share stock price of $.20 and .02131 at December 31, 2011 and 2010 respectively, a risk free rate of 3.30% and an expected volatility of 60%.  Professional fees increased by $99,093 for the year ended December 31, 2011 compared to the year ended December 31, 2010, due to an increase in audit and legal costs associated with becoming a fully reporting public company and the costs of consults needed for investor relations. Freight decreased by $42,997 for the year ended December 31, 2011 compared to the year ended December 31, 2010 due to an increase in sales to international customers who pay shipping costs along with product costs. License and permits decreased by $42,997 primarily due to the Company decision to not use the NASCAR logo on any of its products sold in 2011.  Marketing, Advertising and Trade expense decreased by $91,276 for the year ended December 31, 2011 compared to the year ended December 31, 2010 due to the Company not having a display at the International Consumer Electronics Show in January 2011.

Research and development expenses increased $5,900 to $32,191 for the year ended December 31, 2011, compared to $26,291 for the year ended December 31, 2010.

Loss from operations increased by $17,176 or 3% for the year ended December 31, 2011 to $700,902 as compared to $683,726 for the year ended December 31, 2010. The increase was primarily caused by the increase in stock warrant expense and professional fees mentioned above offset partially by a decrease in payroll, freight, licenses and permits and the decrease in cost of goods sold as indicated above.

Interest expense increased $156,661 or 50.7%, to $465,922 for the year ended December 31, 2011, compared to interest expense of $309,261 for the year ended December 31, 2010. The increase was due primarily to an overall increase in debt of approximately $575,000 during the year 2010 of which $425,000 occurred in the 4th quarter of the year and an increase in interest charged by the Ohio Innovation Loan Fund for the year ended December 31, 2011 of approximately $27,000 as required in the loan agreement.   Reductions in debt in exchange for Company Stock, as previously reported on Form 8K’s, should allow the Company to see a significant  decrease in interest expense.

 Our net loss increased $175,018 for the year ended December 31, 2011. We had net loss of $1,166,771 (or basic and diluted net loss per share of $0.02) for the year ended December 31, 2011, compared to net loss of $991,753 (or basic and diluted net loss per share of $0.02) for the year ended December 31, 2011. The increase in net loss was primarily attributable to the increase in stock warrant expense and interest expense partially offset by a decrease in cost of goods sold, payroll, freight, and licenses and permits expenses.

However, EBITDA loss, after stock warrant expense is netted out, decreased $186,590 to ($442,893) for the year ended December 31, 2011, compared to EBITDA loss, net of stock warrant expense of $(629,483) for the year ended December 31, 2010.

The following table sets forth EBITDA for the Company.  Management has elected to include this data so that the reader may see the amounts of the Company’s earnings (losses) before the impact of interest, taxes, depreciation, and amortization.

	December 31, 2011	December 31, 2010
Net Loss	$(1,166,771)	$(991,753)
Adjustments
Interest expense	465,922	309,261
Depreciation and Amortization	37,744	38,850
Taxes	-	-
EBITDA	$(663,105)	$(643,642)
Stock Warrant expense	220,212	14,159
EBITDA net of Stock warrant expense	$(442,893)	$(629,483)

EBITDA  loss increased $19,463 or 3% to $(663,105) for the year ended December 31, 2011, compared to EBITDA deficit of $(643,642) for the year ended December 31, 2010.  The increase in EBITDA deficit was primarily attributable to the increase in stock warrant expense, but was partially offset by an decrease cost of goods sold, payroll, freight, licenses and permits, and marketing, advertising and trade shows expense as mentioned above.

Liquidity and Capital Resources

Total current assets were $179,310 at year ended December 31, 2011, consisting of cash of $55,132, net accounts receivable of $1,119, inventory of $56,227 and prepaid and other current assets of $66,832.

Total current liabilities were $3,506,274 as of December 31, 2011, consisting of accounts payable and accrued expenses of $1,261,689, current maturities of long-term debt of $2,005,823 and other current liabilities of $238,762.

As of December 31, 2011, our working capital deficit decreased $198,093 or 6% to $(3,326,964)compared to our working capital deficit of $(3,525,057) for the year ended December 31, 2010.

Cash Flows during the year ended December 31, 2011

During the year ended December 31, 2011, we had a net decrease in cash and cash equivalents of $10,790 mostly consisting of net cash used by operating activities of $399,371 and net cash provided by financing activities of $390,085.

Net cash used by operating activities was $399,371 for the year ended December 31, 2011, consisting of an increase in: prepaid expenses of $64,759 accounts payable and accrued expenses of $183,902, and deferred revenue of $67,747 and decreases in: accounts receivable and provision for credit losses of $30,081, and inventory and inventory reserve of $223,672. These changes were reduced by net loss of $1,166,771 which had adjustments for depreciation and amortization of $37,744 and stock and warrants issued for services of $68,801, and change in fair value of warrant liability of $220,212.

Net cash provided by financing activities was $390,085 for the year ended December 31, 2011, primarily consisting of sale of stock and warrants for $400,000 and net proceeds from debt of $35,000 partially offset by the payment of debt of $44,123.

The Company also expects to need approximately $1,200,000 of cash to purchase inventory: $900,000 within the next six months and $300,000 more within the next year.

The Company historically has incurred net losses, negative cash flows from operating activities, and has an accumulated deficit of approximately $6.9 million at December 31, 2011.  In addition, at December 31, 2011 the Company had a cash balance of approximately $55,000 and working capital deficiency of approximately $3.4 million. In both the near and long term, without additional financing, the Company is and will be in an illiquid position. The Company received cash through the sales of Common Stock and warrants to purchase Common Stock in the amount of $150,000 in the third quarter or 2011, $250,000 in the fourth quarter of 2011, and an additional $350,000 so far in the first quarter of 2012.  The Company forecasts that it will become operationally cash flow positive within the next 8 months as the Company is seeking an additional raise of capital of   $1,250,000  through stock sales  in a timely manner.  The Company believes that the receipt of private placement equity will enable it to increase sales by purchasing adequate inventory to meet increased sales demand. There is no assurance that the Company will have any additional sales of stock or that the Company will be able to become operationally cash flow positive.

We estimate that for the next 12 months we will need $1,900,000 for debt service, and approximately $1,200,000 for inventory purchases for a total of approximately $3,100,000.

The Company believes that the receipt of private placement equity will enable it to increase sales by purchasing adequate inventory to meet increased sales demand. If the Company is successful in raising significant additional capital (of which there is no assurance), the Company intends to significantly increase its budgets for advertising and marketing, targeting consumers who have shown an interest in the Company’s or similar products.  Additionally, the Company intends to increase its advertising and marketing expense with key resellers and partners such as large online resellers and international distributors. The Company also intends to hire one or more sales people to sell the Company’s products to key markets including the home theater, commercial cinema and international markets.

We believe the combination of increased advertising and marketing spending combined with more sales people can increase our product’s awareness, therefore increasing demand for our products, allowing the Company to have sales staff to secure more sales channels.

           At this time, we have not secured additional financing. We do not have any commitments  for additional capital from third parties or from our officers or directors or any of our shareholders to supplement our operations or provide us with financing in the future. There can be no assurance that additional capital will be available to us, or that, if available, it will be on terms satisfactory to us. If we are unable to increase revenues from operations, to raise additional capital from conventional sources and/or additional sales of stock in the future, we may be forced to curtail or cease our operations.  These factors raise doubt in our ability to continue as a going concern.  Our Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.  Our auditors issued a going concern opinion with the Audited Financial Statements for the year ended December 31, 2011, meaning that there is substantial doubt that we can continue as a going concern for the next 12 months unless a major funding event occurs for the Company.

  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange

Our customers are located  in the US and around the world, but all payments are made in U.S dollars to us.  Our suppliers are located in the US  and in China and we pay all of our vendors in U.S. dollars.  We have no foreign currency exchange exposure.

Item 8.  Financial Statements and Supplementary Data

Information  required  by  this  Item  appears  in  the  Consolidated  Financial Statements and Report of Independent Registered Public Accounting Firm contained in Item 15(a) (1 and 2).

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

The Company has no disagreements with its accountants.

Item 9A. Controls and  Procedures

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

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 ("Exchange Act"), the Company carried out an evaluation, with the participation of the Company’s management, including Mark Luden, the Company's Chief Executive Officer ("CEO") and Richard Conn, the Company's Chief Financial Officer ("CFO") (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2011 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure, due to the material weaknesses described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. The Company believes its weaknesses in internal controls and procedures is due in part to the Company's lack of sufficient personnel with expertise in the area of compliance with the financial reporting guidelines as established by the Securities and Exchange Commission, generally accepted accounting principles (GAAP) and tax accounting procedures. In addition, the Company lacks the personnel structure, size and complexity to segregate duties sufficiently for proper controls.

The Company is currently seeking additional personnel with expertise in these areas necessary to segregate duties for proper controls; however, until such time as additional personnel is hired, the Company believes that it will continue to recognize a weakness in its internal controls and procedures. The Company’s plan is to hire additional personnel to properly implement a control structure when the appropriate funds become available. In the meantime, the Chief Executive Officer and Chief Financial Officer will continue to perform or supervise the performance of additional accounting and financial analyses and other post-closing procedures including detailed validation work with regard to balance sheet account balances, additional analysis on income statement amounts and managerial review of all significant account balances and disclosures, to ensure that the Company's Annual report and the financial statements forming part thereof are in accordance with accounting principles generally accepted in the United States of America.

Changes in Internal Controls

During the quarter ended December 31, 2011, there were no significant changes in internal controls of the Company or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 9B.  Other Information
None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance.

Our executive officers and directors and their ages and positions are as follows:

Name	Age	Position
Mark A. Luden	52	President, CEO, Secretary and Director
Richard E. Conn	56	Chief Financial Officer and Treasurer
Marvin Clamme	58	Vice President of Engineering
Kenneth McCaw	60	Director
Walter J. Doyle	76	Director

Mark A. Luden has served as our President, CEO, Secretary, Treasurer and a member of our board of directors since March 1999.  Mr. Luden is a seasoned sales, marketing and management executive with over fourteen (14) years of sales, marketing and management experience in the enterprise financial software industry.  From March 1998 to February 1999, Mr. Luden served as Director of Sales and Marketing for Invata International, a privately funded, startup enterprise real estate software company.  At Invata, he was responsible for developing all sales and marketing programs.  From February 1997 to March 1998, Mr. Luden served as National Accounts Manager for Computer Associates in Columbus, Ohio, where he was responsible for selling enterprise-wide systems, databases and applications software to Fortune 100 companies.  From August 1987 to February 1997, he worked for CCH in various capacities including Sales Manager in the Ohio Division, Branch Manager in Dallas, Texas, Sales Director and Account Representative in Columbus, Ohio, and Sales Representative in Bangor Maine.  While with CCH, Mr. Luden was part of a four person executive team managing the $80 million ProSystem fx tax software business unit.

In addition to leading the strategic and day-by-day operations of the Company, Mr. Luden has served as Chairman of the Small Business Council, and is the Chairman of Division Executive Board of the Consumer Electronics Association (CEA), and  was a member of the Executive Board of the CEA  for 2010 and 2011.

Mr. Luden’s said past sales and managerial experience and serving as our President, CEO, Secretary, and a member of our board of directors since 1999, being a substantial shareholder of the Company and his affiliation with the CEA, led the Board of Directors to the conclusion that he is qualified to serve as a director of the Company.

Richard E. Conn has served us our Controller since April 2006 and CFO and Treasurer since May 18, 2011 From April 1982 to March 2006 he served as Vice President of Finance for CoreSource, Inc. whose principal business is Health insurance. Mr. Conn is a Certified Public Accountant in good standing and a member of the Ohio Society of Certified Public Accountants.

Marvin Clamme has served as a member of our board of directors and one of our employees since March 1999. Mr. Clamme resigned from the board of directors effective April 5, 2010 and was replaced by Mr. Doyle. Mr. Clamme is a professional studio engineer.  Mr. Clamme is also the inventor of the ButtKicker low frequency audio transducer, and has since assigned all of his rights and interest in ButtKicker and the ButtKicker patent to the Company.

Kenneth McCaw, our founder, has served as a member of our board of directors since March 1990.  Mr. McCaw is an accomplished producer, writer and inventor. He is a graduate of the University of California at Los Angles Film Scoring program. Mr. McCaw has written approximately 200 original music pieces and has produced over 25 albums.  Mr. McCaw has written and produced music for The White House, Walt Disney Productions, The United States Olympic Committee, Opryland Productions, as well as numerous theaters and playhouses throughout the United States.   Mr. McCaw is the inventor of the Hammer Jammer™, a patented, consumer key hammering mechanism for acoustic and electric guitars. Mr. McCaw founded the Company, been on the Board since its inception, invented the Hammer Jammer™ and is a substantial shareholder of the Company, all of which led the Board of Directors to the conclusion that he is qualified to serve as a director of the Company.

Walter J. Doyle was elected a director on April 5, 2010 at the Company’s Annual Meeting of Shareholders.  Since January 1995, Mr. Doyle has served as the President of Forest Capital, an angel capital firm, located in Powell, Ohio. Previously, Mr. Doyle was founder, President and CEO of Industrial Data Technologies Corp. (IDT) for 21years.   IDT designed, developed, manufactured and marketed high-tech products for factory automation projects in the steel, automotive, food and chemical industries.  Earlier, he worked for Industrial Nucleonics/Accuray Corporation (NYC and Columbus, Ohio).  Even earlier, he was a US Army Paratrooper.

Mr. Doyle earned an Electrical Engineering degree from The City College of New York (CCNY) and an MBA from the Harvard Business School.  He is a member and/or on the board of a number of businesses and local civic organizations. As discussed below under Certain Relationships and Related Transactions and Director Independence , Forest Capital, a company controlled by Mr. Doyle, made the Working Capital Loan to the Company. As provided for in the loan documents, the Company agreed to provide Forest Capital the right to appoint one member of the board of directors of the Company, which member is Mr. Doyle. (See Working Capital Loan and Consulting Agreement, Exhibit 10.15, incorporated herein by reference.)

Mr. Doyle’s said past executive experience being a substantial shareholder of the Company and being nominated to the Board by Forest Capital as aforesaid, led the Board of Directors to the conclusion that he is qualified to serve as a director of the Company.

There are no family relationships among our directors and executive officers. The Company does not have an audit, nominating or compensation committee. In the opinion of the Board of Directors, no Director may be deemed independent.

We are not aware of the occurrence during the last ten years of any events that are material to an evaluation of the ability or integrity of any of our directors or executive officers such as the following:

•	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
•	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
•
Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting the involvement of such person in any type of business, securities or banking activities; and

•
Being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Other Directorships

Other than as indicated above, none of the Company's directors hold or have been nominated to hold a directorship in any company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or subject to the requirements of Section 15(d) of the Securities Act of 1933 or any company registered as an investment company under the Investment Company Act of 1940.

Item 11.     Executive Compensation.

Compensation Discussion and Analysis

General

We have provided what we believe is a competitive  compensation  package to our executive  management  team  through  a  combination  of  base  salary, equity participation and an employee benefits program.

This Compensation Discussion and Analysis explains our compensation  philosophy, policies and practices since we became a public reporting company.

Our  objective  is to attract  and retain  executives  with the  ability and the experience  necessary to lead us and deliver strong performance and value to our shareholders,  we  strive  to  provide  a  total  compensation  package  that is competitive  with total  compensation  generally  provided to  executives in our industry and general industry  companies of similar size in terms of revenue and market  capitalization.  Those are the  organizations  against whom we generally compete for executive talent.

The  compensation  package for our executive  officers may include both cash and equity  incentive  plans  that  align  an  executive's   compensation  with  our short-term and long-term performance goals and objectives.

Offer competitive benefits package to all full-time employees.

We provide a  benefits package to all full-time  employees including health and welfare  benefits such as medical insurance.  We  have  no  structured  executive perquisite benefits (e.g., club memberships or sports tickets) for any executive officer, including the named executive officers, and we currently do not provide any deferred  compensation  programs or  supplemental  pensions to any executive officer, including the named executive officers.

Provide fair and equitable compensation.

We provide a total  compensation  program  that we believe  will be perceived by both our  executive  officers and our  shareholders  as fair and  equitable.  In addition to market pay levels and considering  individual  circumstances related to each executive  officer,  we also consider the pay of each executive  officer relative to each other  executive  officer and relative to other  members of the management  team.  We  have  designed  the  total  compensation  programs  to be consistent for our executive management team.

Our Executive Compensation Process

Our  board  of  directors  acts as our  compensation  committee.  Our  executive officers are elected by our board of directors.  The following  discussions  are generally the company's and the board of directors' historical practices.  Based on their understanding of executive  compensation for comparable positions at similarly situated  companies,  experience in making these types of decisions and  judgment   regarding  the  appropriate   amounts  and  types  of  executive compensation to pay and in part on recommendations  where appropriate,  from our chief executive officer,  along with other  considerations  discussed below, the board of  directors  approve the annual  compensation  package of our  executive officers  with  respect  to the  appropriate  base  salary,  and the  grants  of long-term equity incentive awards.

The annual  performance  review of our  executive  officers is considered by the board of directors when making  decisions on setting base salary,  and grants of long-term  equity  incentive  awards.  .  When making decisions on setting base salary,  targets for and payments  under our bonus  opportunity  and initial  grants of long-term equity  incentive  awards for new  executive  officers,  the board of  directors considers the  importance of the position to us, the past salary  history of the executive  officer and the  contributions to be made by the executive officer to us. The board of directors  also reviews any analyses and  recommendations  from other sources retained or consulted.

The board of directors  review the annual  performance of any parties related to the  CEO  and  consider  the  recommendations  of the  related  person's  direct supervisor with respect to base salary, targets for and payments under our bonus opportunity  and  grants of  long-term  equity  incentive  awards.  The board of directors  review and may approve these  recommendations  with  modifications as deemed appropriate.

Our Executive Compensation Programs

Overall, our executive  compensation programs are designed to be consistent with the  objectives  and  principles  set forth  above.  The basic  elements  of our executive compensation programs are summarized in the table below, followed by a more detailed discussion of each compensation program.

Element	Characteristics	Purpose

Base salary	Fixed annual cash compensation; all executives are eligible periodic increases in base salary based on performance and market pay levels.	Keep our annual compensation competitive with the market for skills and experience necessary to meet the requirements of the executive's role with us.

Long-term equity incentive awards time (stock options)	Performance-based equity award which has value to the extent our common stock price increases over time; targeted at the market pay level and/or competitive practices at similar companies.	Align interest of management with shareholders; motivate and reward management to increase the shareholder value of the company over the long term.

Health & welfare benefits	Fixed component. The same/comparable health & welfare benefits (medical and disability insurance) are available for all full-time employees.	Provides benefits to meet the health and & welfare needs of employees and their families.

Allocation Between Long-Term and Currently Paid Out Compensation

The   compensation  we  currently  pay  consists  of  base  pay.  The  long-term compensation  consists entirely of awards of stock options pursuant to our stock option  plans.  The  allocation   between   long-term  and  currently  paid  out compensation  is  based  on our  objectives  and how  comparable  companies  use long-term and currently paid compensation to pay their executive officers.

Allocation Between Cash and Non-Cash Compensation

It is our policy to allocate all currently paid compensation in the form of cash and all long-term  compensation in the form of awards of options to purchase our common stock. We consider  competitive  markets when  determining the allocation between cash and non-cash compensation.

Other Material Policies and Information

All pay  elements  are  cash-based  except for the  long-term  equity  incentive program,  which is an equity-based (stock options) award. We consider market pay practices and practices of comparable companies in determining the amounts to be paid,  what components  should be paid in cash versus equity,  and how much of a named executive  officer's  compensation  should be short-term  versus long-term compensation  opportunities  for our  executive  officers,  including  our named executive officers, are designed to be competitive with comparable companies. We believe  that  a  substantial   portion  of  each  named   executive   officer's compensation should be in performance-based pay.

In  determining  whether to increase or decrease  compensation  to our executive officers,  including our named executive officers, annually we take into account the  changes (if any) in the market pay levels,  the  contributions  made by the executive officer,  the performance of the executive  officer,  the increases or decreases in responsibilities  and roles of the executive officer,  the business needs for the executive  officer,  the  transferability  of managerial skills to another employer,  the relevance of the executive officer's  experience to other potential  employers and the readiness of the executive officer to assume a more significant  role with  another  organization.  In  addition,  we  consider  the executive officer's current base salary in relation to the market pay of similar companies.

Compensation or amounts realized by executives from prior  compensation from us, such as gains from previously awarded stock options or options awards, are taken into account in setting  other  elements of  compensation,  such as base pay, or awards of stock options  under our  long-term  equity  incentive  program.  With respect to new executive officers,  we take into account their prior base salary and annual cash incentive,  as well as the  contribution  expected to be made by  the new  executive  officer,  the business  needs and the role of the  executive officer  with us.  We  believe  that our  executive  officers  should  be fairly compensated  each year  relative to market pay levels of similar  companies  and equity among all our executive officers. Moreover, we believe that our long-term incentive  compensation  program  furthers our  significant  emphasis on pay for performance compensation.

Annual Cash Compensation

To attract and retain  executives with the ability and the experience  necessary to lead us and deliver  strong  performance  to our  shareholders,  we provide a competitive total compensation package for companies that we compare with. Base salaries and total compensation are targeted  at  market  levels  of  similar  companies,   considering   individual performance  and  experience,  to ensure that each  executive  is  appropriately compensated.

Base Salary

Annually we review  salary  ranges and  individual  salaries  for our  executive officers.  We  establish  the base salary for each  executive  officer  based on consideration  of market pay levels of similar  companies and internal  factors, such as the  individual's  performance and experience,  and the pay of others on the executive team.

We consider  market pay levels among  individuals  in comparable  positions with transferable  skills  within our  industry and  comparable  companies in general industry.  When establishing the base salary of any executive  officer,  we also consider  business  requirements for certain skills,  individual  experience and contributions,  the  roles  and  responsibilities  of the  executive  and  other factors. We believe a competitive base salary is necessary to attract and retain an executive  management  team with the  appropriate  abilities  and  experience required to lead us.  Approximately  30% to 90% of an executive  officer's total cash compensation,  depending on the executive's role with us, is paid as a base salary.

The base  salaries paid to our named  executive  officers are set forth below in the Summary  Compensation  Table - See "Summary of Compensation." For the fiscal year ended December 31, 2011, cash compensation to our named executive  officers was $100,000 to our chief executive  officer and $52,500 to our CFO. We believe that the base salary paid to our  executive  officers  during 2011  achieves our executive compensation  objectives,  compares favorably to similar companies and is within our objective of providing a base salary at market levels.

Long-term Equity Incentive Compensation

We award long-term equity incentive grants to executive  officers and directors, including certain named executive  officers,  as part of our total  compensation package. These awards are consistent with our pay for performance principles and  align  the  interests  of  the  executive  officers  to  the  interests  of  our shareholders.  The board of  directors  reviews  the  amount of each award to be granted to each named  executive  officer and  approves  each  award.  Long-term equity incentive awards are made pursuant to our stock option plans.

Our long-term equity incentive compensation is currently exclusively in the form of options to acquire our common stock.  The value of the stock options  awarded is  dependent  upon the  performance  of our common  stock  price.  The board of directors  and  management   believe  that  stock  options   currently  are  the appropriate vehicle to provide long-term incentive compensation to our executive officers.  Other  types  of  long-term  equity  incentive  compensation  may  be considered  in the future as our business  strategy  evolves.  Stock options are awarded on the basis of anticipated  service to us and vest as determined by the board of directors.

Options are granted with an exercise price equal to the fair market value of our common  stock on the date of grant.  Fair market value is defined as the closing market price of a share of our common stock on the date of grant. We do not have any program,  plan or practice of setting the exercise  price based on a date or price  other than the fair market  value of our common  stock on the grant date. Like our other pay  components,  long-term  equity  incentive  award  grants are determined based on competitive market levels of comparable companies.

Generally,  we do not consider an executive officer's stock holdings or previous stock option grants in determining the number of stock options to be granted. We believe  that our  executive  officers  should be fairly  compensated  each year relative to market pay levels of comparable  companies and relative to our other executive   officers.   Moreover,   we  believe  that  our  long-term  incentive compensation  program  furthers our significant  emphasis on pay for performance compensation.  We do not have any  requirement  that  executive  officers hold a specific amount of our common stock or stock options.

The  board of directors  retains discretion to make stock option  awards to executive officers at other times,  including in connection with the hiring of a new executive officer,  the  promotion  of an  executive officer,  to reward executive officers, for retention  purposes or  for  other  circumstances recommended  by  management.  The  exercise  price of any such grant is the fair market value of our stock on the grant date.

For  accounting  purposes,  we apply the  guidance  in  Financial Accounting Standards Board Accounting Standards Codificatin 718,  or FASB ASC 718,  to record compensation expense for our stock option grants. Fasb ASC 718 is used to develop the assumptions  necessary and the model appropriate to value the awards as well as the timing of the expense  recognition  over the  requisite  service  period, generally the vesting period, of the award.

Executive  officers  recognize  taxable  income from stock option  awards when a vested option is exercised.  We generally  receive a corresponding tax deduction for  compensation  expense in the year of exercise.  The amount  included in the executive  officer's  wages and the  amount we may deduct is equal to the common stock  price  when the stock  options  are  exercised  less the  exercise  price multiplied by the number of stock options exercised.  We currently do not pay or reimburse  any  executive  officer  for any taxes due upon  exercise  of a stock option.

Overview of 2011 Compensation

We believe that the total  compensation paid to our named executive officers for the fiscal year ended  December 31, 2011 achieves the overall  objectives of our executive  compensation  program.  In  accordance  with our overall  objectives, executive  compensation for 2011 was competitive with comparable companies.  See "Summary of Compensation."

Other Benefits

Health and Welfare Benefits

All full-time employees, including our named executive officers, may participate in our health and welfare benefit programs, including medical.

Stock Ownership Guidelines

Stock ownership  guidelines have not been  implemented by the board of directors for our executive  officers.  We continue to periodically  review best practices and re-evaluate our position with respect to stock ownership guidelines.

Securities Trading Policy

Our  securities  trading policy states that  executive  officers,  including the named executive  officers,  and directors may not purchase or sell puts or calls to sell or buy our stock,  engage in short sales with  respect to our stock,  or buy our securities on margin.

Tax Deductibility of Executive Compensation

Limitations on  deductibility  of compensation may occur under Section 162(m) of the  Internal  Revenue  Code which  generally  limits the tax  deductibility  of compensation paid by a public company to its chief executive officer and certain other  highly  compensated  executive  officers  to $1  million  in the year the compensation becomes taxable to the executive officer.  There is an exception to the limit on deductibility for performance-based compensation that meets certain requirements.

Although deductibility of compensation is preferred,  tax deductibility is not a primary  objective of our compensation  programs.  We believe that achieving our compensation  objectives  set forth above is more  important than the benefit of tax  deductibility  and we reserve the right to maintain  flexibility  in how we compensate our executive  officers that may result in limiting the deductibility of amounts of compensation from time to time.

Summary Compensation Table

The table below sets forth for our last three completed fiscal years, the compensation earned by our President and CEO and CFO, who are our only “Named Executive Officers”, and no person who served as an executive officer during our last completed fiscal year, or who has been chosen to become an executive officer and not named, received, or will receive, $100,000 or more of compensation.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Option Awards ($)(1)	All Other Compensation ($)(2)	Total ($)

Mark A. Luden President, CEO, Secretary	2011 2010 2009	$100,000 $96,154 $100,000	$ - $ - $154,799	$1,226 $1,002 $960	$101,226 $97,156 $255,759

Richard E. Conn CFO and Treasurer	2011 2010 2009	$52,500 $50,481 $52,500	$ - $ - $ -	$1,640 $1,337 $1,275	$54,140 $51,818 $53,775

(1)
In 2009, Mr. Luden received ten-year options (including replacement options) to purchase(post-Reorganization 9,687,278 shares of our Common Stock,  4,992,960 shares at an exercise price of $0.02 per share and 4,694,318 shares at an exercise price of $0.0032 per share for his efforts in our securing the Credit Agreement and as additional compensation for his service to the Company.  The options were valued at $154,799.

(2)      Represents health insurance premiums paid by the Company.

Compensation of Directors

Members of our Board of Directors do not receive any compensation for serving on the Board. Our directors will be eligible to participate in any equity incentive plan which we may adopt in the future. We reimburse our directors for their reasonable expenses incurred in attending meetings of our board of directors. Provisions of Nevada Law allow us to indemnify our officers, employees, directors and director nominees against liabilities and other expenses incurred as the result of defending or administering any pending or anticipated legal issue in connection with their service to us if it is determined that that person acted in good faith and in a manner which he reasonably believed was in our best interest.

Retention and Bonus Plan for Key Employees

In December of 2006, our board of directors approved a retention and bonus plan for key employees.  Our board approved the plan in order to induce key employees to remain with the Company, particularly in the event of a “change of control” such as the following: a merger or consolidation of which the Company is not the surviving corporation; a merger or consolidation in which the Company’s then current shareholders hold less than 50% of the Company’s outstanding stock; the sale of all or substantially all of the Company’s assets; the acquisition, sale or transfer of more than 50% of the outstanding voting securities of the Company; or the effectiveness of the filing of a registration statement for the public offering of securities of the Company and sale of more than 50% of the outstanding securities of the Company pursuant to such registration.  If within six (6) months after a change of control a participant of the plan (which participants are determined in the sole discretion of the board of directors) is terminated from employment by the Company due to his or her disability, death or by the Company for any reason other than cause, such participant is due severance compensation from 0% to 250% of the participant’s base salary based on the amount of total consideration paid in connection with the change of control.  Our board has sole authority to administer and/or amend the plan.

On February 1, 2012, the Board approved a stock option plan that grants 600,000 stock options for three of its employees, , with an exercise price of $.25 per share with a vesting schedule of 60% on the first anniversary of the grant, 20% on the second anniversary of the grant and the final 20% on the third anniversary of the grant.

 Outstanding Equity Awards at Fiscal Year End and To Date

The table below shows outstanding equity awards for the Company's executive officers as of the fiscal year ended December 31, 2011, which equity awards consists solely of ten-year, non-qualified stock options granted under the Company’s 1999 Non-Qualified Stock Option Plan (the "Options"), all of which are vested and exercisable but none of which have been exercised.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
	(1)
Mark A. Luden, CEO	4,694,318	0	0	$0.0032	(2)	0	0	0	0
	6,241,200	0	0	$0.02	(3)	0	0	0	0

(1)    Post-Reorganization shares aggregate 10,935,518 shares at a conversion ratio of 31,206 to 1.)
(2)    Options for 2,496,480 shares expire June 8, 2019, for 1,029,798 shares December 14, 2019 and for 1,168,040shares December 30, 2019.
(3)   Options for 1,248,240 shares expire March 1, 2017 and for 4,992,960 shares March 13, 2019.

Item 12. Security  Ownership of Certain  Beneficial  Owners and Management and Related Stockholder Matters

The following table sets forth information  concerning the beneficial  ownership of the  Company's  Common Stock on March 28, 2012 by(i) each person who is known by the Company to own beneficially  more than 5% of the Common Stock,  (ii) each director of The Guitammer Company, (iii) each of the executive officers The Guitammer Company and (iv) all directors and executive officers of The Guitammer Company as a group.

Name and Address(1) of Beneficial Owner	Shares Beneficially Owned		Options and Warrants Beneficially Owned	Total Shares and Options Beneficially Owned	Percentages (2)
Mark Luden President, CEO and Director	5,773,110		10,935,518	16,708,628	22.89%
Richard E. Conn, CFO and Treasurer	31,206		500,000	31,206	0.85%
Marvin Clamme Vice President	6,397,230		5,630,498	12,027,728	17.77%
Kenneth McCaw Director	2,340,450		9,687,278	12,027,728	16.77%
Walter J. Doyle(3) Director	2,742,324		9,483,785	12,226,109,	17.09%
Christopher Doyle(4) 8234 Glencullen Ct. Dublin, OH 43017	11,774,024	(4)		11,774,024	18.97%
Thelma G. Gault91 Shelby Street Eminence, KY 40019	2,590,098		3,276,630	5,866,728	8.98%
Julie E. Jacobs Trust c/o Francine I. Jacobs, Trustee 1105 Schrock Road Suite 602 Columbus, OH 43229	9,112,152		2,583,857	11,696,009	18.09%
Gerald Jacobs(5) 1105 Schrock Road Suite 602 Columbus, OH 43229	2,834,068		400,000	3,234,068	5.18%
All Officers and Directors as a Group (5 Persons)	17,284,320		36,237,079	53,521,399	54.45%

(1)	Address for the officers and directors is the Company’s address.

(2)
The number of shares of Common Stock owned are those "beneficially owned" as determined under SEC regulations, including any shares of Common Stock as to which a person has sole or shared voting or investment power and any shares of Common Stock which the person has the right to acquire within 60 days through the exercise of any option, warrant or right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. As of March 28, 2012, there were 62,053,611 shares of Common Stock outstanding.

(3)	Includes shares held in The Walter J. Doyle Trust and Forest Capital, LLC, which shares, options and warrants Mr. Doyle is deemed to beneficially own.

(4)	Christopher Doyle is the adult son of Walter J. Doyle.

(5)	Includes shares held directly by Gerald Jacobs and warrants held by Standard Energy Company which Mr. Jacobs is deemed to beneficially own.

Item 13.    Certain Relationships and Related Transactions and Director Independence.

Except for the transactions described below, none of our directors, officers or principal shareholders, nor any associate or affiliate of the foregoing, have any interest, direct or indirect, in any transaction or in any proposed transactions, during the years ended December 31, 2011, 2010 and 2009 and through February 29, 2012.

In July of 2009, we entered into a Working Capital Loan and Consulting Agreement (the “Working Capital Loan”), with Forest Capital, LLC (“Forest”), which is controlled by Walter J. Doyle, a Director of the Company.  Pursuant to the Working Capital Loan, Forest loaned us an aggregate of $250,000, which amount bore interest at the rate of 10% per annum.  The principal amount of the loan was initially payable by us upon the earlier to occur of (a) the completion of a significant funding transaction or (b) December 31, 2009, provided that the Company could extend the loan to December 31, 2010, provided that we pay all of the accrued interest then due on the loan by December 31, 2009, and that we agree to increase the interest rate of the Working Capital Loan to 20% per annum, compounded monthly and payable annual. The Working Capital Loan was so extended and is now due on demand. As of  February 29, 2012, the balance due on this loan was $150,000. In consideration for Forest agreeing to the Working Capital Loan, we agreed to issue and in January 2010 issued to Forest 85.3 shares of Guitammer-Ohio which because of the Reorganization have been converted into an aggregate of 2,661, 871 shares of the Company’s common stock (subsequently transferred to The Walter J. Doyle Trust) and granted 10-year options to purchase shares of Guitammer-Ohio which because of the Reorganization have been converted into options to purchase 655,326 shares of the Company’s Common Stock at an exercise price of $0.02 per share. Also,  the Company’s directors, including Mr. Luden, Mr. McCaw and Mr. Clamme agreed to transfer and have each transferred to Forest options to purchase shares of Guitammer-Ohio which because of the Reorganization have been converted into options to purchase  2,014,971 shares of the Company’s Common Stock (a total of  6,044,914 shares) at an exercise price of $0.02 per share. Also, the Company agreed to provide Forest the right to appoint one member of the board of directors of the Company, which member is Mr. Doyle. .  On December 21, 2011, $100,000 of the principal and all interest due on the loan was converted to shares of the Company’s stock pursuant to the note conversion agreement.  Also, the note was amended on December 21, 2011 reissued and now bears interest at a rate of 8%.  The first interest payment is due on January 3, 2013.   The loan is payable on January 3, 2014.

In May 2003, we borrowed $800,000 at 8% interest per annum from Thelma Gault (the “Gault Loan”) (a shareholder of the Company and owner of Eminence Speaker LLC, a manufacturing partner of the Company).  The Gault Loan included a security interest over substantially all of our assets, and required that we needed Ms. Gault’s prior approval before incurring any additional debt.  In connection with the Gault Loan, we granted Ms. Gault options to purchase shares of Guitammer-Ohio which because of the Reorganization have been converted into options to purchase an aggregate of 3,276,630 shares of our Common Stock.  All of the options have an exercise price of $0.02 per share and have vested.  The Gault Loan was originally due May 6, 2008.

The Gault Loan was amended in January 2008 to increase the interest rate to 10% per annum (beginning on May 6, 2008), provide for 72 monthly payments to be made on the loan starting in June 2008, to extend the due date of the loan until June 1, 2014, and to provide that in the event the Company obtains financing of over $4,000,000, the Company shall use commercially reasonable efforts to negotiate to use a portion of the funding to repay the Gault Note and that the Company shall use its commercially reasonable efforts to make yearly prepayments on the loan in an amount equal to 7.5% of the Company’s available cash on hand as of the end of the immediately preceding year.  The amendment to the Gault Loan also added certain events of default under the loan including if Mark Luden is no longer active in the day-to-day operations of the Company, absent the written approval of a replacement by Ms. Gault.

On April 25, 2008 Ms. Gault signed an Intercreditor Agreement with the Director of Development of the State of Ohio, also a creditor of the Company, in which she agreed to share, pari passu, with the Director her security interest in the assets of the Company securing the Gault Loan.

  In February 2009, the Gault Loan was amended again to subordinate the repayment of the loan to the repayment of the Credit Agreement described below. In November 2010, the Gault Loan was amended once again to subordinate the repayment of the loan to the repayment of the Julie E. Jacobs Trust’s and the Standard Energy Company’s loans described below.   The outstanding balance on the Gault Loan as of February 29,  2012 was approximately $584,352.

On March 9, 2009, we entered into a Credit Facilitation Agreement (the “Credit Agreement”) with Walter J. Doyle, as Trustee of the Walter J. Doyle Trust dated February 5, 1992, and Francine I. Jacobs, Trustee of the Revocable Trust created by Julie E. Jacobs under Agreement dated November 25, 2009 (collectively “Doyle and Jacobs”), both of whom were investors in the Company.  Pursuant to the Credit Agreement, Doyle and Jacobs each agreed to guarantee 50% of a Merrill Lynch line of credit loan to the Company of $400,000, which loan carries a variable interest rate tied to the LIBOR rate.  The amount loaned pursuant to the Credit Agreement was to be used to acquire inventory and finance accounts receivable.  The loan is secured by a first priority security interest and lien on all of Guitammer property and assets.  We agreed to pay Doyle and Jacobs an annual fee of 4% of the outstanding amount of the Credit Agreement, to sell to each of Doyle and Jacobs an aggregate of 20% of the then outstanding shares of Guitammer-Ohio for $1.00 per share, or 292 shares of Guitammer-Ohio each which because of the Reorganization have been converted into 9,112,152 shares of our Common Stock, an aggregate of 18,224,304 shares, and pay the legal fees associated with the Credit Agreement. On December 21, 2011, the annual fee that was due on the loans was converted to shares of the Company’s stock pursuant to the note conversion agreement.

Additionally, in connection with the Credit Agreement, we agreed to grant to certain of our key employees, directors and officers options to purchase shares of Guitammer-Ohio which because of the Reorganization have been converted into options to purchase shares of our Common Stock, as follows:

•	Ken McCaw – Options to purchase 3,744,720 shares of Common Stock;
•	Marvin Clamme – Options to purchase 3,744,720 shares of Common Stock; and
•	Mark Luden – Options to purchase 4,992,960 shares of Common Stock.

All of the options have an exercise price of $0.02 per share and have vested.

The Credit Agreement is due and payable on demand.  The balance of the Credit Agreement as of February 29, 2012, was $397,986.

On April 7, 2010 the Julie E. Jacobs Trust (“Jacobs Trust”) loaned us $100,000. The loan was due on June 7, 2010 but has not been paid. The Note bore interest at the rate of 30% per annum and was payable on demand.  As additional consideration for the loan, the Company agreed to issue to the Jacobs Trust Warrants to purchase 125,003 shares of our Common Stock post- Reorganization at $0.005 per share at the time of a Company IPO. As of February 29, 2012, the balance due on this loan was $100,000.   On December 21, 2011, the interest due on the loan was converted to shares of the Company’s stock pursuant to the note conversion agreement.  Also, the note was amended on December 21, 2011 reissued and now bears interest at a rate of 8%.  The first interest payment is due on January 3, 2013.   The loan is payable on January 3, 2014.

On October 5, 2010 the Standard Energy Company loaned us $100,000. Standard Energy Company is controlled by Gerald Jacobs, a substantial shareholder of the Company. The loan bore interest at the rate of 10% per annum, is unsecured and was payable September 30, 2011.  On December 21, 2011, the principal and interest due on the loan was converted to shares of the Company’s stock pursuant to the note conversion agreement.

On October 5, 2010 the Company issued its Promissory Note payable to Walter J. Doyle Trust in the amount of $25,000 to evidence a loan made to the Company that date.  The note bore interest at the rate of 10% per annum and was due September 30, 2011.   On December 21, 2011, the principal and interest due on the loan was converted to shares of the Company’s stock pursuant to the note conversion agreement.

On November 12, 2010 the Company arranged an inventory financing agreement with the Walter J. Doyle Trust and the Julie E. Jacobs Trust, for an aggregate of $300,000 and a monthly interest rate of 2%.  The loan was evidenced by two-$150,000 promissory notes payable to the lenders (one of which is the Standard Energy Company) and secured by a first lien on all of the assets of the Company. The notes were due on October 14, 2011.  On December 21, 2011, the principal and interest on the loan was converted to shares of the Company’s stock pursuant to the note conversion agreement.

On November 1, 2002 the Company issued a Note payable to Richard Luden, a relative of Mark Luden, an officer and stockholder, for $82,000.  The note was an interest free loan that was to be repaid upon sale of the Company or at the discretion of the Board of Directors.  On December 21, 2011, the note was converted to shares of stock at a price of $.25 per share.

On May 13, 2005 the Company issued a Note payable to Eric Roy, in original amounts of $100,000 at an interest rate of 12%. The Note was due no later than June 30, 2012.   On November 17, 2011, $39,622 of the balance on the notes was converted to common stock at a price of $.04661 per share and 255,889 stock options were forfeited as a condition of the conversion.  On January 31, 2012, the remaining balance on the note, $39,623, was converted to shares of stock at $.04661 per share with 255,889 stock options were forfeited as a condition of conversion.

On May 13, 2005 the Company issued a Note payable to Walter Doyle, in original amounts of $150,000 at an interest rate of 12%. On June 29, 2005 the Company issued a Note payable to Walter Doyle in original amounts of $50,000 at an interest rate of 12%.  The Notes were issued  at an interest rate of 12% and were due no later than June 30, 2012.  On January 31, 2012, the remaining balances of $158,489 were converted to shares of stock at a price of .$25 per share.

 Director Independence

In the opinion of the Board of Directors, no Director may be deemed independent.

Item 14.  Principal Accounting Fees and Services

	Year ending	Year ending
	December 31, 2011	December 31, 2010
Audit Fees	68,355	40,401
Audit-Related Fees	-	-
Tax Fees	-	-
All other fees	-	-

PART IV

Item 15. Exhibits, Financial Statement Schedules

   1. Consolidated Financial Statements.

The following consolidated financial statements of The Guitammer Company and subsidiary, are  submitted  as a  separate  section of this  report  (See  F-pages)  and are incorporated by reference in Item 8:

    F1    - Report of Independent Registered Public Accounting Firm
    F2    - Consolidated Balance  Sheets  as  of  December  31,  2011  and  2010
    F3    - Consolidated Statements of Operations for the years ended December 31, 2011 and 2010
    F4    - Consolidated  Statement  of Changes in  Stockholders'  Equity for the years ended December 31, 2011 and 2010
    F5    - Consolidated  Statements  of Cash Flows for the years ended  December 31, 2011 and 2010
    F6    - Notes to Consolidated Financial Statements

All  schedules  are omitted  because  they are either not  required or not applicable or the required  information is shown in the  Consolidated  Financial Statements or Notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
The Guitammer Company

We have audited the accompanying consolidated balance sheets of The Guitammer Company (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ deficiency, and cash flows for each of the years in the two-year period ended December 31, 2011. The Guitammer Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Guitammer Company as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company's accumulated deficit and lack of capital raise substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Friedman LLP East Hanover, New Jersey

April xx, 2012

THE GUITAMMER COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$55,132	$65,922
Accounts receivable, net	1,119	31,200
Inventory	56,227	279,899
Prepaid expenses and other current assets	66,832	2,073
Total current assets	179,310	379,094

Property and equipment, net	14,015	21,576
Deferred financing costs, net	44,525	65,897
Other assets	36,088	43,395
Total Assets	$273,938	$509,962

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Line of credit	$39,523	$39,800
Accounts payable	837,742	871,061
Accrued expenses	423,947	262,629
Capital lease obligations	-	515
Deferred revenue	199,239	131,492
Current portion of long-term debt - related parties	569,929	1,185,275
Current portion of long-term debt - non-related parties	1,435,894	1,413,379
Total current liabilities	3,506,274	3,904,151

Long-term debt, net of current portion - related parties	462,534	493,197
Long-term debt, net of current portion - non related parties		31,637
Total Liabilites	3,968,808	4,428,985

Commitments	-	-

Stockholders' deficit
Common stock, par value of $.001, 150,000,000 shares authorized;
56,428,039 and 50,001,374 shares issued and outstanding at
December 31, 2011 and December 31, 2010, respectively	56,428	50,001
Additional paid-in capital	3,076,666	1,692,169
Accumulated deficit	(6,827,964)	(5,661,193)
Total Stockholders' deficit	(3,694,870)	(3,919,023)
Total Liabilities and Stockholders' deficit	$273,938	$509,962

See accompanying Notes to Consolidated Financial Statements.

THE GUITAMMER COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2011	2010

Total revenue	$1,303,453	$1,319,434

Cost of goods sold	756,041	794,093
Gross profit	547,412	525,341

Operating expenses
General and administrative	1,216,123	1,182,776
Research and development	32,191	26,291
	1,248,314	1,209,067

Loss from operations	(700,902)	(683,726)

Other income (expense)
Interest expense	(465,922)	(309,261)
Interest income	53	1,234
	(465,869)	(308,027)

Loss before provision for income taxes	(1,166,771)	(991,753)

Provision for income taxes	-	-
Net loss attributable to common stockholders	$(1,166,771)	$(991,753)

Basic and diluted loss per share	$(0.02)	$(0.02)

Basic and diluted weighted average common shares outstanding	50,657,255	50,001,374

See accompanying Notes to Consolidated Financial Statements.

THE GUITAMMER COMPANY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

YEARS ENDED DECEMBER 31, 2011 AND 2010

			Additional
		Common Stock	Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2010	50,001,374	$50,001	$1,643,523	$(4,669,440)	$(2,975,916)

Stock based compensation expense	-	-	48,646	-	48,646

Net loss	-	-	-	(991,753)	(991,753)
Balance, December 31, 2010	50,001,374	$50,001	$1,692,169	$(5,661,193)	$(3,919,023)

Common stock and warrants issued in connection with debt retirement	4,379,998	4,380	917,743	-	922,123

Common Stock and warrants issued for services	446,667	447	68,354	-	68,801

Common stock and warrants issuance	1,600,000	1,600	398,400	-	400,000

Net loss	-	-	-	(1,166,771)	(1,166,771)
Balance, December 31, 2011	56,428,039	$56,428	$3,076,666	$(6,827,964)	$(3,694,870)

See accompanying Notes to Consolidated Financial Statements.

THE GUITAMMER COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,
	2011	2010
Cash flows from operating activities
Net loss	$(1,166,771)	$(991,753)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation and amortization	37,744	38,850
Stock-based compensation	-	48,646
Stock and warrants issued for services	68,801	-
Provision for credit losses	15,607	7,991
Provision for obsolete inventory	10,415	-
Change in fair value of warrant liability	220,212	-

Changes in assets and liabilities
Restricted cash	-	383,777
Accounts receivable	14,474	82,269
Inventory	213,257	(21,278)
Prepaid expenses	(64,759)	1,042
Accounts payable and accrued expenses	183,902	273,040
Deferred revenue	67,747	(16,549)
Net cash used in operating activities	(399,371)	(193,965)

Cash flows from investing activities
Purchase of intangible assets	-	(5,559)
Purchase of property and equipment	(1,504)	(3,633)
Net cash used in investing activities	(1,504)	(9,192)

Cash flows from financing activities
Proceeds from stock and warrants	400,000	-
Payment line of credit	(277)	(6)
Payment of capital lease obligation	(515)	(3,006)
Proceeds from debt	35,000	675,000
Payment of debt	(44,123)	(430,980)
Net cash provided by financing activities	390,085	241,008

Net increase (decrease) in cash and cash equivalents	(10,790)	37,851
Cash and cash equivalents, beginning of year	65,922	28,071
Cash and cash equivalents, end of year	$55,132	$65,922

Supplemental disclosure of cash flow information
Cash paid during the period for
Interest	$203,404	$190,395
Income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities
Issuance of common stock in connection with debt retirement	$922,123	$-

See accompanying Notes to Consolidated Financial Statements.

1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

The financial information presented represents The Guitammer Company (the “Company”) originally incorporated on March 6, 1990, under the laws of the State of Ohio, and then re-domiciled to Nevada on May 18, 2011.

In April 2011, the Board of Directors approved a resolution to create a holding company to own 100% of the Ohio Company (“Guitammer-Ohio”). The holding company is incorporated in the State of Nevada and has 150 million authorized common shares. Existing shareholders of Guitammer-Ohio received 31,206 shares in the holding company for each share they owned,  resulting in a total of 50,001,374 shares of Common Stock, of Guitammer-Nevada evidencing the same proportional interest in Guitammer-Nevada as they held in Guitammer-Ohio.  The per share numbers and the per share amounts in the financial statements and the notes to the financial statements reflect the retroactive application of our stock split.

The Company is involved in the design and distribution of a low frequency audio transducer branded as the original ButtKicker® products.  The Company, headquartered in Ohio, sells products internationally.

Basis of Presentation
All significant inter-company transactions and accounts and have been eliminated in consolidation.

Use of Estimates
The preparation of financial statements in conformity with accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Cash and Cash Equivalents
The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents.

The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation, subject to certain limitations.

1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts Receivable
Accounts receivable are carried at cost less an allowance for doubtful accounts.  The allowance for doubtful accounts is established through provisions charged against income and is maintained at a level believed adequate by management to absorb estimated bad debts based on current economic conditions.

Accounts receivable are uncollateralized customer obligations due under normal trade terms generally requiring payment within 30 days from the invoice date. The Company recorded an allowance of approximately $23,600 and $8,000 at December 31, 2011 and 2010 respectively.

Inventory
Inventory, consisting of finished goods, is stated at the lower of cost or market.  Cost is determined using the weighted average method.  Inventory that is determined to be obsolete or not sellable is expensed immediately.  The Company recorded a reserve  for obsolete items of $10,415 and $0 at December 31, 2011 and 2010 respectively.

Property and Equipment, net
Property and equipment are recorded at cost less accumulated depreciation.  Expenditures for major additions and improvements are capitalized, while minor replacements, maintenance, and repairs and maintenance are charged to expense as incurred.  Leasehold improvements are amortized over the shorter of the assets’ economic lives or the lease term.  Depreciation is provided using the straight-line method over the estimated useful lives of the assets as follows:

Equipment and electronics	5 - 7 years
Furniture and fixtures	7 years
Leasehold improvements	Shorter of lease terms or 7 years

Deferred Financing costs, net
Deferred financing costs are recorded at cost less accumulated amortization.   Amortization is provided using the straight-line method over 40 months which is the life of the loan for which the financing costs were incurred.

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

Revenue Recognition
The Company recognizes revenue from the sale of its products when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed and determinable, and collectability is reasonably assured.

1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Deferred Revenue
The Company received prepayment for products from some of its customers as the Company requires prepayment before goods are shipped to all international customers.   As of December 31, 2011 and 2010 the Company had deferred revenue of $199,239 and $131,492, respectively.  The Company recognizes revenue and decreases deferred revenue upon delivery of products and services.

Income Taxes
Prior to the creation of the Nevada holding company formed on May 18, 2011, the Company had elected S Corporation status for Federal and for Ohio state income tax purposes.  Under these elections, the Company’s taxable income was included on the stockholders individual income tax returns, and the Company made no provision for Federal and State income tax.

Effective with the Company redomiciling to Nevada on May 18, 2011, the Company elected C Corporation status for both Federal and State income tax purposes.

There were no uncertain tax positions at December 31, 2011 or 2010, as the Company’s tax positions for open years meet the recognition thresholds of more likely than not to be sustained upon examinations.  Tax returns for the years 2007 through 2010 are currently open to examination.  Tax returns prior to 2007 are no longer subject to examination by tax authorities.

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

The carrying amount reported in the balance sheets for cash and cash equivalents, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.  The majority of the Company’s debt had fixed rates and the fair value was estimated at $2.5 and $3.1 million based on a discounted cash flow model for the years ending December 31, 2011 and December 31, 2010, respectively.

1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Black-Scholes valuation model is used to estimate the fair value of the warrants. The significant assumptions considered by the model were the remaining term of the warrants, the per share stock price of $.20 and .02131 at December 31, 2011 and 2010 respectively, a risk free rate of 3.30% and an expected volatility of 60%.

Advertising
Costs of advertising and marketing are expensed as incurred.  Advertising and marketing costs were $6,808 and $65,540 for the years ended December 31, 2011 and 2010, respectively.

Shipping and Handling
Shipping and handling costs of approximately $96,209 and $137,212 for the years ended December 31, 2011 and 2010, respectively, are included in general and administrative expenses in the statements of operations.

Research and development costs
The costs of research and development activities are expensed when incurred.

Earnings (Loss) Per Share of Common Stock
Historical net income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share when the Company reported a loss because to do so would be antidilutive for periods presented.  Anti-dilutive securities not included in net loss per share calculations for the years presented include:

	December 31,	December 31,
	2011	2010
Potentially dilutive securities:
Outstanding time-based stock options	42,068,497	42,324,386
Outstanding time-based warrants	3,196,934	1,291,928

Stock Based Compensation
Share-based compensation is measured as the fair value of the award at its grant date based on the estimated number of awards that are expected to vest and is recorded over a defined service period.    Compensation expense is recognized based on the estimated grant date fair value method using a Black-Scholes valuation model.  It is the Company’s policy to recognize expense using the straight-line method over the vesting period.

2 - GOING CONCERN

The Company has incurred net losses, negative cash flows from operating activities, and has an accumulated deficit of approximately $6.9 million at December 31,  2011.  In addition, at December 31, 2011 the Company had a cash balance of approximately $55,000 and working capital deficiency of approximately $3.4 million.  The Company has relied upon cash from its financing activities to fund its ongoing operations as it has not been able to generate sufficient cash from its operating activities in the past and there is no assurance it will be able to do so in the future.  Unless the Company can obtain additional cash resources, these factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

3 - PROPERTY AND EQUIPMENT, NET

	December 31,
	2011	2010
Equipment and electronics	$176,672	$175,168
Furniture and fixtures	19,464	19,464
Leasehold improvements	12,313	12,313
	208,449	206,945

Less - Accumulates depreciation	(194,434)	(185,369)
Property and equipment, net	$14,015	$21,576

Depreciation expense for the year ended December 31, 2011 and 2010 was $9,065 and $12,590, respectively.

4 – DEFERRED FINANCING COSTS, NET

	December 31,	December 31,
	2011	2010
Deferred financing costs	$104,807	$104,807

Less accumulated amortization	(60,282)	(38,910)
Deferred financing cost, net	$44,525	$65,897

Amortization expense for Deferred Financing Costs for the year ended December 31, 2011 and 2010 was $21,372 and $19,230, respectively.

5 - LINE OF CREDIT

The Company has entered into an unsecured line of credit arrangement with Key Bank, which carries a maximum possible loan balance of $40,000 at an annual interest rate of 6.25% and is due on demand.  As of December 31, 2011 and 2010, the Company had borrowed $39,523 and $39,800 respectively.

6 – ACCRUED EXPENSES

 Accrued expenses consisted of the following at December 31, 2011 and December 31, 2010:

	December 31,
	2011	2010
Accrued payroll	$31,522	$45,835
Accrued interest	112,139	147,107
Warrant liability	234,371	14,159
Deferred rent	7,268	12,721
Miscellaneous accrued expenses	38,647	42,807
	$423,947	$262,629

As more fully described in footnote 8, the Company has recorded a warrant liability of $234,371 and $14,159 as of December 31, 2011 and 2010, respectively, which is based on the Black-Scholes valuation model to estimate the fair value of the warrants. The significant assumptions considered by the model were the remaining term of the warrants, the per share stock price of $.20 and $.02131 at December 31, 2011 and 2010 respectively, a risk free rate of 3.30% and an expected volatility of 60%.

7 - DEBT
Debt payable to related parties is as follows:
	December 31,	December 31,
	2011	2010
Notes payable to two stockholders in original amounts of $300,000 at an interest rate of 12%. Notes were due no later than June 30, 2012. On November 17, 2011, $39,622 of the balance on the notes was converted to common stock at a price of $.04661 per share and 255,889 stock options were forfeited as a condition of the conversion.  On January 31, 2012, the remaining balances on the notes were converted to shares of stock.  $158,489 of the notes were converted at a price of .$25 per share  and $39,623 of the notes were converted at $.04661 per share with 255,889 stock options were forfeited as a condition of conversion.
	$198,111	$237,734

Note payable to Forest Capital, an affiliate of the Walter J. Doyle Trust, a stockholder, in the original amount of $250,000 at an annual interest rate of 10%. Effective December 13, 2009, the annual interest rate increased to 20%. On December 21, 2011, $100,000 of the note was converted to shares of stock at a price of $.25 per share and the note was amended decreasing the annual interest rate to 8% with interest payable annually on January 3rd and with the principal balance due on January 3, 2014.	150,000	250,000

Note payable to Julie E. Jacobs Trust in the original amount of $100,000 at an annual interest rate of 20%. Effective September 26, 2010, the annual interest rate increased to 30% with the note payable on demand. On December 21, 2011, note was amended decreasing the annual interest rate to 8% with interest payable annually on January 3rd and with the principal balance due on January 3, 2014.	100,000	100,000

Note payable to Thelma Gault, a stockholder, in the original amount of $800,000 at an interest rate of 10%. The loan is collateralized by all assets of the Company, and on April 25, 2008 signed an agreement in which her collateralization is shared with the State of Ohio. On November 18, 2010, Thelma Gault signed an agreement subordinating up to $700,000 of debt to the Walter Doyle Trust and the Julie Jacobs Trust and to Standard Energy through the Julie Jacobs Trust. Note is due on May 1, 2014.	584,352	584,352

7 - DEBT (Continued)
	December 31,	December 31,
	2011	2010

On October 5, 2010, the Company issued a note payable in the amount of $100,000 to Standard Energy, an affiliate of the Julie E. Jacobs Trust, at an annual interest rate of 10%. The note was due on demand. Effective December 21, 2011, the note was converted to shares of stock at a price of $.25 per share.	-	100,000

On October 5, 2010, the Company issued a note payable in the amount of $25,000 to the Walter J. Doyle Trust at an annual interest rate of 10%. The note was due on demand. On December 21, 2011, the note was converted to shares of stock at a price of $.25 per share.	-	25,000

On November 12, 2010, the Company entered into an inventory financing agreement with Standard Energy and the Walter J. Doyle Trust, each with an original issuance amount of $150,000 at a monthly interest rate of 2%. The note was due on demand. On December 21, 2011, the note was converted to shares of stock at a price of $.25 per share.	-	299,386

Note payable to Richard Luden, a relative of Mark Luden, an officer and stockholder, for $82,000. The note was an interest free loan that was to be repaid upon sale of the Company or at the discretion of the Board of Directors. On December 21, 2011, the note was converted to shares of stock at a price of $.25 per share.	-	82,000
Total debt payable to related parties	$1,032,463	$1,678,472
Less current portion of debt payable to related parties	569,929	1,185,275
Long term debt payable to related parties	$462,534	$493,197

Other debt is as follows:

Note payable to Ohio Innovation Loan Fund at an interest rate of 8%. Monthly payments of principal, interest, escrow, and service fees are based on the phase structure. The loan is collateralized by all assets of the Company, and this collateralization is shared with the Thelma Gault per agreement signed on April 25, 2008. On November 29, 2010, The Direct of Development for the State of Ohio signed an agreement subordinating up to $700,000 of debt to the Walter Doyle Trust and the Julie Jacobs Trust and to Standard Energy through the Julie Jacobs Trust. Note is due in January 2014.	$659,969	$703,656

7 - DEBT (Continued)	December 31,	December 31,
	2011	2010

Notes payable to Merrill Lynch in the original amount of $400,000, with interest payable at Libor plus .56%. In addition, this debt is guaranteed 50% each by the Walter J. Doyle Trust and the Julie E. Jacobs Trust. As compensation for their guarantees, the trusts receive 4% per annum and share a first position lien on all assets. The note is due on demand.	397,059	397,494

Notes payable to four different investors in the original amount of $250,000 at an interest rate of 12%. Note is due no later than June 30, 2012. On January 31, 2012, all of these notes except for a $75,000 note were converted to shares of stock at a price of $.25 per share.	193,866	193,866

Note payable to Joseph Albert in the original amount of $100,000 at an annual interest rate of 7%. This note is convertible at the note holder’s option into 400,000 shares of common stock. The note is due on demand.	100,000	100,000

Note payable to John Robison in the original amount of $50,000 at an annual interest rate of 7%. This note is convertible at the note holder’s option into 250,000 shares of common stock. The note is due on demand.	50,000	50,000

Note payable to Carl Generes in the original amount of $35,000 which is not interest bearing. Note is due no later than February 23, 2012 and is for legal services related to SEC filings to occur in 2011. On January 31, 2012, this note was converted to shares of stock at a price of $.0213 per share.	35,000	-
Other debt	$1,435,894	$1,445,016
Less current portion of debt payable to non-related parties	1,435,894	1,413,379
Long term debt payable to non-related parties	$-	$31,637

The principal maturities of the notes payable for the next five years and in the aggregate are as follows:

Period ending
December 31,
2012	$2,005,823
2013	138,134
2014	324,400
2015	-
2016	-
$2,468,357

7 - DEBT (Continued)

The Company is not in compliance with certain debt covenants and has not received waivers from the lender.  As a result, the note payable to Ohio Innovation Loan Fund is classified as current in the accompanying balance sheets.

Modification of debt

The following debt instruments were modified in the current period.  The modification included the addition of a conversion feature, therefore requiring the Company to record the transaction as modification of debt.  The modification of debt was treated as an equity transaction because the conversing parties are also shareholders.  The following table lists debt that was converted to common stock in the current period:

	Modification of Debt Table
	Debt	Accrued Interest	Total	Stock issued
Note Converted	Extinguished	Extinguished	Extinguished	Shares
Partial Conversion of Eric Roy Note due June 30, 2012	$39,622	$-	$39,622	850,000

Note payable to Richard Luden, no maturity date	82,000	-	82,000	328,000

Note payable to Doyle Trust, due on Demand	-	19,719	19,719	78,876

Note payable to Doyle Trust, due on Demand	149,693	37,864	187,557	750,229

Note payable to Doyle Trust, due on Demand	25,000	3,027	28,027	112,108

Note payable to Forest Capital, due on Demand	100,000	98,495	198,495	793,972

Note payable to Julie Jacobs Trust, due on Demand	-	19,719	19,719	78,876

Note payable to Julie Jacobs Trust, due on Demand	-	47,345	47,345	189,381

Note payable to Standard Energy, due on Demand	149,693	37,864	187,557	750,228

Note payable to Standard Energy, due on Demand	100,000	12,082	112,082	448,328
	$646,008	$276,115	$922,123	4,379,998

7 - DEBT (Continued)

Subsequent to December 31, 2011, the following debt was converted:

		Modification of Debt Table - Subsequent to December 31, 2011
	Debt	Accrued Interest	Total	Stock issued
Note Converted	Extinguished	Extinguished	Extinguished	Shares
Eric Roy Note due June 30, 2012	$39,623	$4,358	$43,981	867,434

John Huston Note due June 30, 2012	39,622	2,774	42,396	169,583

Andrea Levenson Note due June 30, 2012	39,622	2,774	42,396	169,583

Gus Van Sant Note due June 30, 2012	39,622	2,774	42,396	169,583

Walter J. Doyle Note due June 30, 2012	39,622	2,774	42,396	169,583

Walter J. Doyle Note due June 30, 2012	118,867	8,321	127,188	508,751

Carl Generes Note due February 23, 2012	35,000	-	35,000	1,642,421

Standard Energy additional interest on note coverted December 21, 2011	-	3,541	3,541	14,163

Walter Doyle Trust additional accured interest on note coverted December 21, 2011	-	1,466	1,466	5,867

Forest Capital additional accrued interest on note coverted December 21, 2011	-	23,234	23,234	92,938

	$351,978	$52,016	$403,994	3,809,906

8 - STOCKHOLDERS’ DEFICIENCY

Stock Sales

During the second half of  2011, the Company  sold 1,600,000 shares of stock and warrants as a part of a private placement memorandum for $.25 per share.  The total cash raised was $400,000.  The stock warrants were issued as a part of stock sales and are exercisable at $.36 per share.

Options
The following table summarizes the activity for all stock options:

	Number of Options	Range of Exercise Price	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Weighted Average Grant Date Fair Value
Outstanding options as of January 1, 2010	42,324,386	$.00320 - .02131	$.01681	6.0	$.00865
Options granted	10,641,246	$.00320	$.00320	8.8	$.01959
Options cancelled	(10,641,246)	$.00320	$.00320	-	$.00141
Outstanding options as of December 31, 2010	42,324,386	$.00320 - .02131	$.01681	7.3	$.01296

Options granted	-	-	-	-	-
Options cancelled	(255,889)	.02131	.02131	3.36	$.00478
Outstanding options as of December 31, 2011	42,068,497	$.00320 -.02131	$.01664	6.34	$.01301

The following table provides information about options under the Plan that are outstanding and exercisable as of December 31, 2011:

	Options Outstanding		Options Exercisable
Exercise Price	As of December 31, 2011	Weighted Average Contractual Life Remaining	As of December 31, 2011
$.00320	10,837,532	7.64 years	10,837,532
$.02131	31,230,965	5.89 years	31,230,965
	42,068,497		42,068,497

Included in the above table are 15,815,201 options to non-employees and 26,253,296 to officers of the Company.

8 - STOCKHOLDERS’ DEFICIENCY (continued)

Warrants
The Company has 3,196,934 and 1,291,928 warrants outstanding as of December 31, 2011 and 2010, respectively. In addition to the 1,600,000 warrants issued in connection with the sale of common stock, the Company also issued 225,006 warrants with an exercise price of $.25 relating to the terms of certain debt instruments and the Company’s redomiciling to the state of Nevada.  The Company also issued 80,000 warrants in exchange for services.

This table summarizes the activity for all warrants:

	Number of Warrants	Exercise Price	Expiration date
Outstanding Warrants as of January 1, 2010	1,291,928	$.02131	July, 2015
Warrants Granted	-	-	-
Outstanding Warrants as of
December 31, 2010	1,291,928	$.02131	July, 2015
Warrants Granted	225,006	$.25000	May, 2013
	600,000	$.36000	July, 2013
	400,000	$.36000	October, 2013
	440,000	$.36000	November, 2013
	240,000	$.36000	December, 2013
Outstanding Warrants as of		$.02131-	Expiration dates
December 31, 2011	3,196,934	$.36000	as listed above

 The warrants for 1,219,928 shares include certain provisions that protect the holders from a decline in the stock price of the Company. As a result of those provisions, the Company recognizes the warrants as liabilities at their fair values on each reporting date.

As shown in footnote 6, the Company has recorded a warrant liability of $234,371and $14,159 as of December 31, 2011 and 2010, respectively, which is based on the Black-Scholes valuation model to estimate the fair value of the warrants. The significant assumptions considered by the model were the remaining term of the warrants, the per share stock price of $.20 and .02131 at December 31, 2011 and 2010 respectively, a risk free rate of 3.30% and an expected volatility of 60%.

9 - COMMITMENTS

On September 1, 2009, the Company entered into a three year lease for the rental of the office and warehouse space.  The lease expires on August 31, 2012.  Under the terms of the lease, the Company’s future minimum rental payments for 2012 are 56,656.

Total rent expense under operating leases for the years ending December 31, 2011 and 2010 amounted to approximately $72,283 and $77,718, respectively.

9 – COMMITMENTS (continued)

Stock and warrants issued for services

During 2011, the Company issued 446,667 of common stock and 80,000 warrants valued at $68,801, which represents the stock price on the date of issue.

On November 16, 2011, the Company entered into a 3 month agreement with Scott Watters for advisory services.  Under the terms of the agreement, Mr. Watters will be compensated at a rate of 40,000 shares of common stock and 40,000 warrants per month.  The agreement has been extended through March 31, 2012  with the same  compensation arrangement of 40,000 shares of common stock and 40,000 warrants per month.

On December 5, 2011, the Company entered into a 90 day agreement with Jeff Paltrow d/b/a Lighthouse Capital  for assistance and advisory services for investor and public relations.  Under the terms of the agreement, Lighthouse Capital received re-numeration of a commencement bonus of $5,000, 300,000 shares of common stock valued at $42,000, and is to receive $5,000 on January 15, 2012 and $5,000 on February 15, 2012.

On December 5, 2011, the Company entered into a 91 day agreement with The Cervelle Group for assistance and advisory services for investor and public relations.  Under the terms of the agreement, The Cervelle Group  received re-numeration of 66,000 shares of common stock valued at $10,000 on December 19, 2011.  Additionally, The Cervelle Group  is to receive $3,000 and 7,000 shares of stock on January 19, 2012 and  $3,000 and 7,000 shares of stock on February 19, 2012.

10 - CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Companies to concentrations of credit risk consist principally of accounts receivable.  Receivables are stated at the amounts management expects to collect from outstanding balances.  Generally, the Company does not require collateral or other security to support contract receivables.

The Company had two major customers in 2010 and no major customers for 2011..  A major customer is defined as one that purchases ten-percent or more in a reporting period.  Net sales for the twelve months ended December 31, 2011 include sales to major customers as follows:

Customer	2011	2010
Customer A	7%	12%
Customer B	4%	11%

In addition, Customer A accounted for 82% and 35% of the total accounts receivable balance at December 31, 2011 and 2010, respectively.

10 - CONCENTRATION OF CREDIT RISK (continued)

The Company had major suppliers in each of the reporting periods presented.  A major supplier is defined as one that provides ten-percent or more of total cost-of-sales in a particular reporting period or has an outstanding account payable balance of ten-percent or more as of the reporting period.

	December 31,
	2011		2010
	Purchases During Period	Account Payable Percentage at end of Period	Purchases During Period	Account Payable Percentage at end of period
Eminence Speaker LLC	51%	39%	42%	33%
Sonavox Canada, Inc.	27%	29%	28%	21%
Actiway Industrial Co.	12%	20%	27%	22%

11 - RELATED PARTY TRANSACTIONS

One of the Company’s shareholders is also a note holder and a minority shareholder of a major supplier to the Company.  This shareholder is a note holder who also owns 2,590,098 shares of the Company’s common stock and options to purchase another 3,276,630 shares, and is a minority shareholder in Eminence Speaker, LLC, a major supplier to the Company.

12 –OTHER ASSETS

Other assets principally consist of patents and trademarks related to the ButtKicker products. The assets are being amortized over 10 years based on the estimated useful lives of the patents and trademarks.   Amortization of the intangible assets, which is included in general and administrative expenses, was approximately $7,300 and $7,000 for the years ended December 31, 2011 and 2010, respectively.  The estimated future amortization expense for intangible assets is approximately $7,000 per year from 2012 through 2014, $6,000 in 2015 and $8,000 thereafter.

13 –INCOME TAXES

The Company accounts for income taxes under the asset and liability method wich requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of differences between the carrying amounts and the tax basis of the assets and liabilities.

13 –INCOME TAXES (continued)

A reconciliation of the federal statutory rate to the Company’s effective tax rate for 2011 is as follows:

December 31,
2011
Tax benefit at statutory rate	34.0%
State income taxes net of
federal tax benefit	4.4%
Allocated to S-Corp	(12.7)%
Permanent differences	(4.5)%
Valuation Allowance	(19.5)%
Other, net	(1.7)%
Effective tax rate	-

The tax effects of temporary differences that give rise to significant portions of the net deferred tax asset balance at December 31, 2011is as follows:

December 31,
2011
Accounts receivable allowances	9,114
Net Operating loss carry forward	223,445
231,559
Valuation allowance	(232,559)
Net Deferred tax asset	-

14 –SUBSEQUENT EVENTS

Since December 31, 2011, the Company has sold shares of stock, converted debt in exchange for shares of stock, and paid for services provided for a total of 5,625,573 shares of stock and 1,740,000  warrants at a price range of $.0213 to $.25 per share.  The total debt converted was $403,994 and services provided that were paid with stock and warrants were $72,250.   Total cash raised was $375,000.  The stock warrants were issued as a part of stock sales and are exercisable at $.36 per share.  As a part of the conversion of $39,622 of debt, 255,889 stock options were cancelled.

14 –SUBSEQUENT EVENTS (continued)

On January 26, 2012, the criteria was met from inventory financing agreements the Company made in October and November 2010, which required the Company to issue warrants to purchase 656,250 shares of common stock exercisable at $.005 per share. The financing agreements required the warrants to be issued if the Company’s stock become publicly traded and received at least $500,000 of investment from a Private Placement Memorandum.  In November 2011, the Company’s stock began trading publicly and on January 26, 2012, investments received from the Private Placement Memorandum reached and exceeded $500,000.

On February 1, 2012, the Board approved a stock option plan that grants 600,000 stock options for three of its employees,  with an exercise price of $.25 per share with a vesting schedule of 60% on the first anniversary of the grant, 20% on the second anniversary of the grant and the final 20% on the third anniversary of the grant.

2. Exhibits

Exhibit No	Date of Document	Name of Document

2.0*	May 17, 2011	Agreement and Plan of Reorganization
3.0*	March 3, 1990	Articles of Incorporation of Guitammer-Ohio
3.1*	June 6, 2005	Certificate of Amendment of Guitammer- Ohio
3.2*	June 17, 2005	Certificate of Amendment of Guitammer- Ohio
3.3*		Code of Regulations of Guitammer - Ohio
3.4*	May 17, 2011	Articles of Incorporation of Guitammer- Nevada
3.5*		Bylaws of Guitammer - Nevada
4.0*	Sept. 30, 1999	1999 Non-Qualified Stock Option Plan, as amended
4.1*		Form of Option Agreement
4.2*	June 17, 2005	2005 Amendment to1999 Non-Qualified Stock Option Plan
4.3**	July 14, 2011	Form of Warrant issued to The Walter J. Doyle Trust
4.4**	July 14, 2011	Form of Warrant issued to Standard Energy Company
10. 1*	Nov. 1, 2002	Richard B. Luden $82,000 Note
10.1A#	Dec 21, 2011	Richard Luden Conversion Agreement 82K
10. 2*	May 13, 2005	Note Purchase Agreement—Walter Doyle, John O. Huston and Eric Roy
10. 3*	Sept.1, 2007	First Amendment To Note Purchase Agreement—Walter Doyle, John O. Huston and Eric Roy
10. 4*	May 13, 2005	Walter J. Doyle $150,000 Note
10.4A*	September 1, 2007	Amended and Restated Walter Doyle Note
10.4B###	January 31, 2012	Walter Doyle 150k Jan 31 2012 Note Conversion Agreement

10. 5*	May 13, 2005	Eric Roy $100,000 Note
10.5A*	March 28, 2011	Agreement to Convert An Existing Note—Eric P. Roy
10.5B*	September 1, 2007	Eric Roy 9.4 Stock Options on 100K 0901207note
10.5C*	May 13, 2005	Eric Roy 16 stock options 05132005
10.5D*	May 13, 2006	Eric Roy 16 Stock options 05132006
10.5E*	September 1, 2007	Amended and Restated Eric Roy Note
10.5F###	January 31, 2012	Eric Roy Jan 31 2012 Note Conversion Agreement
10. 6*	May 13, 2005	John O. Huston $50,000 Promissory Note
10.6A*	September 1, 2007	John O. Huston 4.7 Stock options 09012007
10.6B*	May 13, 2005	John O. Huston 8 Stock Options 05132005
10.6C*	May 13, 2006	John O. Huston 8 Stock Options 05132006
10.6D*	September 1, 2007	Amended and Restated John O. Huston Promissory Note
10.6E###	January 31, 2012	John Huston Jan 31 2012 Note Conversion Agreement
10.7*	June 29, 2005	Note Purchase Agreement—Walter Doyle, Andrea L. Levenson and Gust Van Sant
10.8*	September 1, 2007	First Amendment To Note Purchase Agreement—Walter Doyle, Andrea L. Levenson and Gust Van Sant
10.9*	June 29, 2005	Walter J. Doyle $50,000 Promissory Note
10.9A*	September 1, 2007	Amended and Restated Walter Doyle Note
10.9B###	January 31, 2012	Walter Doyle 50K Jan 31 2012 Note Conversion Agreement
10.10*	June 29, 2005	Andrea Lerner Levenson $50,000 Promissory Note
10.10A*	September 1, 2007	Andrea Lerner Levenson 4.7 Stock Options on 50K 09012007 note
10.10B*	June 29, 2006	Andrea Lerner Levenson 8 stock options 62920006

10.10C*	June 29, 2005	Andrea Lerner Levenson 8 stock options 06292005
10.10D*	September 1, 2007	Amended and Restated Andrea L. Levenson Promissory Note
10.10E###	January 31, 2012	Andrea Levenson Jan 31 2012 Note Conversion Agreement
10.11*	June 29, 2005	Gust Van Sant $50,000 Promissory Note
10.11A*	September 1, 2007	Gust Van Sant 4.7 Stock Options on 50K 09012007 note
10.11B*	June 29, 2005	Gust Van Sant 8 Stock Options 06292005
10.11C*	June 29, 2006	Gust Van Sant 8 Stock Options 06292006
10.11D*	September 1, 2007	Amended and Restated Gust Van Sant Promissory Note
10.11E###	January 31, 2012	Gus Van Sant Jan 31 2012 Note Conversion Agreement
10.12*	July 19, 2005	Promissory Note --Opal Private Equity Fund, LP
10.12A*	September 1, 2007	Opal Private Equity Stock Warrants on 100K note
10.12B*	July 19, 2005	Opal 16 Stock Warrants 07192005
10.12C*	July 19, 2006	Opal 16 Stock Warrants 07192006
10.12D*	September 1, 2007	Amended and Restated Opal Promissory Note
10.13*	September 1, 2007	First Amendment To Note Purchase Agreement--Opal Private Equity Fund, LP
10.14*	July 19, 2005	Opal Private Equity Fund, LP $100,000 Note Purchase agreement
10.15*	July 3, 2005	Forest Capital $250,000 Working Capital Loan and Consulting Agreement
10.15A*	January 1, 2010	Forest Capital 214.7 options 01012010
10.15B#	December 21, 2011	Forest Capital Amended loan agreement 150k
10.15C##	February 1, 2012	Addendum to Conversion and Amended Loan Agreement with Forest Capital
10.15D****	December 21, 2011	Forest Capital Conversion Agreement 250K

10.16*	May 5, 2003	Thelma Gault $800,000 Loan and Option Agreement
10.17*	January 31, 2008	First Amendment To Thelma Gault $800,000 Loan Agreement
10.18*	February 28, 2009	Second Amendment To Thelma Gault $800,000 Loan Agreement
10.19*	January 31, 2008	Thelma Gault $800,000 Amended and Restated Promissory Note
10.20*	November 18, 2010	Thelma Gault Subordination Agreement 1st Lien carve out
10.21*	March 9, 2009	Credit Facilitation Agreement—Walter J. Doyle Trust and Julie E. Jacobs Trust
10.21A*	February 26, 2009	Merrill Lynch Loan Application and acceptance
10.21B*	March 2009	Merrill Lynch Loan agreement
10.21C*	December 1, 2009	Revised Merrill Lynch Loan agreement
10.21D****	December 21, 2011	Jacobs Trust Fee conversion agreement on 200k loan
10.21E****	December 21, 2011	Doyle Trust Fee Conversion Agreement on 200k loan
10.22*	April 25, 2008	Ohio Innovation Loan Agreement
10.23*	April 25, 2008	Ohio Innovation Loan Security Agreement
10.24*	September 11, 2008	Ohio Innovation Loan Modification Agreement
10.24A*	September 17, 2009	Ohio Innovation Loan Modification Agreement 2nd mod
10.24B*	November 24, 2010	Ohio Innovation Loan Modification Agreement 3rd mod
10.25*	November 29, 2010	Ohio Innovation Loan Subordination Agreement
10.25A*	April 25, 2008	Ohio Innovation Loan Intercreditor agreement
10.25B*	April 25, 2008	Ohio Innovation Loan Cognovit promissory note

10.26*	April 7, 2010	Julie E. Jacobs Trust $100,000 Loan Agreement
10.26A#	December 21, 2011	Jacobs Trust Interest Conversion Agreement on 100K loan
10.26B#	December 21, 2011	Jacobs Trust Amended loan agreement 100K loan
10.27*	October 4, 2010	Amendment To Julie E. Jacobs Trust $100,000 Loan Agreement
10.28*	January 11, 2011	Joseph Albert $100,000 Convertible Promissory Note
10.29*	January 11, 2011	Joseph Albert $100,000 Convertible Promissory Note Extension Agreement
10.30*		Joseph Albert 50,000 Common Stock Purchase Warrants
10.30A*		Joseph Albert 100,000 Common Stock Purchase Warrants
10.31*	October 5, 2010	Standard Energy Company $100,000 Loan Agreement and Promissory Note
10.31A#	December 21, 2011	Standard Energy Note Conversion Agreement
10.31B##	February 1, 2012	Addendum to Note Conversion Agreements with Standard Energy Company
10.32*	October 11, 2010	Doyle Trust $25,000 Promissory Note
10.32A*	October 5, 2010	Doyle Trust $25,000 Loan Agreement
10.32B##	February 1, 2012	Addendum to Note Conversion Agreements with The Walter J. Doyle Trust
10.32C****	December 21, 2011	Doyle Trust Note Conversion Agreement 25K
10.33*	November 12, 2010	Walter J. Doyle Trust and Julie E. Jacobs Trust Inventory Financing Agreement
10.33A*	November 12, 2010	Jacobs Trust Stock 82.8 Options
10.34*	November 12, 2010	Walter J. Doyle Trust $150,000 Promissory Note
10.34A#	December 21, 2011	Doyle Trust Conversion Agreement 150K
10.34B##	February 1, 2012	Addendum to Note Conversion Agreements with The Walter J. Doyle Trust

10.35*	November 12, 2010	Standard Energy Company $150,000 Promissory Note
10.35A#	December 21, 2011	Standard Energy Note Conversion Agreement 100k
10.35B##	February 1, 2012	Addendum to Note Conversion Agreements with Standard Energy Company
10.36*	February 2, 2011	Robison Note Extension Agreement
10.36A*	July 10, 2010	Robison original promissory note
10.37*	February 2, 2011	Robison $50,000 Convertible Promissory Note
10.38*		Robison Common Stock Purchase Warrants for 50,000 shares and 25,000 shares
10.39*	February 24, 2011	Carl A. Generes $35,000 Promissory Note
10.40*	July 13, 2009	Lease Modification Agreement
10.40A*	January 18, 2006	Lease Agreement – original
10.40B **	April 10, 2008	First Lease Agreement Amendment
10.40C***	August 11, 2011	(Second) Lease Modification Agreement
10.41****	November 16, 2011	Watters Agreement November 2011
10.42****	December 5, 2011	Jeff Paltrow dba Litehouse Capital Contractual Agreement December 2011
10.43****	December 19, 2012	Cervelle Group marketing Agreement December 2011
21.1*		List of Subsidiaries of the Registrant

31.1 ****                      Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2****                       Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1****           Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2****           Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101****            Interactive data files pursuant to Rule 405 of Regulation S-T.

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

#           Filed with the SEC on December 23, 2011 as Exhibits to Form 8K

##         Filed with the SEC on February 2, 2012 as Exhibits to Form 8K

###       Filed with the SEC on February 6, 2012 as Exhibits to Form 8K

****     Filed herewith.

Signature
---------

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Guitammer Company
-----------------------------
(Registrant)
Date: April 6, 2012

/s/ Richard E. Conn
--------------------------------
Richard E. Conn
Chief Financial Officer
(principal financial officer)