Form 10-K/A
period 2011-12-31
Guitammer Co
filed 2012-04-09
CIK 1334126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE:

None.

EXPLANATORY NOTE

The Guitammer Company ( the “Company,” “we,” “us” or “our”) hereby files this Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2011, originally filed with the Securities and Exchange Commission (“SEC”) on April 6, 2012, (the “Original Report”)  to (i) state the date of the Report of Independent Registered Public Accounting Firm on page F-1 and, (ii) to provide the correct executed signature page to the Original Report.

Except as stated above, no disclosure contained in any Item of the Original Report is being amended, updated or otherwise revised.  This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Original Report, does not reflect any events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Original Report.

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

April 06, 2012

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

#           Filed with the SEC on December 23, 2011 as Exhibits to Form 8K

##         Filed with the SEC on February 2, 2012 as Exhibits to Form 8K

###       Filed with the SEC on February 6, 2012 as Exhibits to Form 8K

****     Filed herewith.

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 6, 2012	The Guitammer Company

By /s/ Mark A. Luden
Mark A. Luden
President and CEO

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the  following  persons  on  behalf of the  Company  and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Mark A. Luden	Director, Chairman of the Board,	April 6, 2012
Mark A. Luden	President and Chief Executive
Officer (principal executive officer)

/s/ Kenneth McCaw	Director	April 6, 2012
Kenneth McCaw

/s/ Richard E. Conn	Chief Financial Officer	April 6, 2012
Richard E. Conn	(principal financial and principal
accounting officer)