Form 10-Q
period 2012-03-31
Guitammer Co
filed 2012-05-15
CIK 1334126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012
or

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

[ ] Yes                     [ X ] No

As of May 14, 2011,  64,469,482 shares of Common Stock were outstanding.

The Guitammer Company
INDEX

                                Page

PART I - Financial Information

Item 1. Condensed Consolidated Financial Statements (unaudited)

Condensed Consolidated Balance Sheets at March 31, 2012
and December 31, 2011	1

Condensed Consolidated Statements of Operations for the
Three months ended March 31, 2012 and 2011	2

Condensed Consolidated Statements of Cash Flows for the three months
ended March 31, 2012 and 2011	3

Condensed Consolidated Statement of Changes in Stockholders’ Deficit for
the three months ended March 31, 2012 and year ended December 31, 2012	4

Notes to Condensed Consolidated Financial Statements	5

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	22

Item 3. Quantitative and Qualitative Disclosures About Market Risk	30

Item 4. Controls and Procedures	30

PART II - Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 6. Exhibits	33

Signature	38

THE GUITAMMER COMPANY

CONDENDED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$116,642	$55,132
Accounts receivable, net	144,992	1,119
Inventory	163,667	56,227
Prepaid expenses and other current assets	2,073	66,832
Total current assets	427,374	179,310

Property and equipment, net	14,379	14,015
Deferred financing costs, net	39,182	44,525
Other assets	34,261	36,088
	$515,196	$273,938

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Line of credit	$39,523	$39,523
Accounts payable	852,941	837,742
Accrued expenses	392,511	423,947
Deferred revenue	132,915	199,239
Current portion of long-term debt - related parties	409,480	569,929
Current portion of long-term debt - non-related parties	1,260,795	1,435,894
Total current liabilities	3,088,165	3,506,274

Long-term debt - related parties, net of current portion	424,871	462,534
	3,513,036	3,968,808

Commitments	-	-

Stockholders' deficit
Common stock, par value of $.001, 150,000,000 shares authorized;
62,053,611 and 56,428,039 shares issued and outstanding at
March 31, 2012 and December 31, 2011, respectively	62,054	56,428
Additional paid-in capital	4,061,810	3,076,666
Accumulated deficit	(7,121,704)	(6,827,964)
	(2,997,840)	(3,694,870)
	$515,196	$273,938

See accompanying Notes to Condensed Consolidated Financial Statements

THE GUITAMMER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	March 31,
	2012	2011

Total revenue	$729,137	$699,266

Cost of goods sold	422,441	412,779
Gross profit	306,696	286,487

Operating expenses
General and administrative	491,352	340,532
Research and development	51,348	18,221
	542,700	358,753

Loss from operations	(236,004)	(72,266)

Other income (expense)
Interest expense	(57,736)	(92,588)
Interest income	-	47
	(57,736)	(92,541)

Loss before provision for income taxes	(293,740)	(164,807)

Provision for income taxes	-	-
Net loss	$(293,740)	$(164,807)

Basic and diluted loss per share	$(0.005)	$(0.003)

Basic and diluted weighted average common shares outstanding	60,058,179	50,001,374

See accompanying Notes to Condensed Consolidated Financial Statements

THE GUITAMMER COMPANY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

THREE MONTHS ENDED MARCH 31, 2012 AND YEAR ENDED DECEMBER 31, 2011
(UNAUDITED)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2011	50,001,374	$50,001	$1,692,169	$(5,661,193)	$(3,919,023)

Common stock and warrants issued in connection with debt retirement	4,379,998	4,380	917,743	-	922,123

Common Stock and warrants issued for services	446,667	447	68,354	-	68,801

Common stock and warrants issuance	1,600,000	1,600	398,400	-	400,000

Net loss	-	-	-	(1,166,771)	(1,166,771)
Balance, December 31, 2011	56,428,039	56,428	3,076,666	(6,827,964)	(3,694,870)

Common stock and warrants issued in connection with debt retirement	3,818,906	3,820	402,424	-	406,244

Employee stock options issued vesting over 3 years	-	-	4,784		4,784

Warrants issued in connection with debt requirements	-	-	134,741		134,741

Common Stock and warrants issued for services	306,666	306	69,695	-	70,001

Common stock and warrants issuance	1,500,000	1,500	373,500	-	375,000

Net loss	-	-	-	(293,740)	(293,740)
Balance, March 31, 2012	62,053,611	$62,054	$4,061,810	$(7,121,704)	$(2,997,840)

See notes to the condensed consolidated financial statements

THE GUITAMMER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	March 31,
	2012	2011
Cash flows from operating activities
Net loss	(293,740)	(164,807)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation and amortization	8,537	9,399
Stock-based compensation	70,001	-
Warrants issued in connection with debt requirements	134,741	-
Employee stock options	4,784	-

Changes in assets and liabilities
Accounts receivable	(143,873)	(27,185)
Inventory	(107,440)	169,050
Prepaid expenses	64,758	(4,759)
Accounts payable and accrued expenses	38,029	38,391
Deferred revenue	(66,324)	(1,030)
Net cash (used in) provided by operating activities	(290,527)	19,059

Cash flows from investing activities
Purchase of intangible assets	-	-
Purchase of property and equipment	(1,731)	-
Net cash used in investing activities	(1,731)	-

Cash flows from financing activities
Proceeds from stock and warrants	375,000	-
Payment of capital lease obligation	-	(515)
Proceeds from debt	831	790
Payment of debt	(22,063)	-
Debt issuance costs	-	-
Net cash provided by financing activities	353,768	275

Net increase in cash and cash equivalents	61,510	19,334
Cash and cash equivalents, beginning of period	55,132	65,922
Cash and cash equivalents, end of period	116,642	85,256

Supplemental disclosure of cash flow information
Cash paid during the period for
Interest	$43,162	$58,549
Income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities
Stock issued for conversion of notes payable, accounts payable and accrued interest	$406,244	$-
Debt issued for professional services	-	35,000

See accompanying Notes to Condensed Consolidated Financial Statements

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

Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

Accounts receivable are uncollateralized customer obligations due under normal trade terms generally requiring payment within 30 days from the invoice date. The Company recorded an allowance of approximately $23,600 at March 31, 2012 and December 31, 2011.

1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

        Inventory
Inventory, consisting of finished goods, is stated at the lower of cost or market.  Cost is determined using the weighted average method.  Inventory that is determined to be obsolete or not sellable is expensed immediately.  The Company recorded a reserve  for obsolete items of $10,415 at March 31, 2012 and December 31, 2011.

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

1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

        Deferred Revenue
The Company received prepayment for products from some of its customers as the Company requires prepayment before goods are shipped to all international customers.   As of March 31, 2012 and December 31, 2011 the Company had deferred revenue of $132,915 and $199,239, respectively.  The Company recognizes revenue and decreases deferred revenue upon delivery of products.

        Income Taxes
Prior to the creation of the Nevada holding company formed on May 18, 2011, the Company had elected S Corporation status for Federal and  Ohio state income tax purposes.  Under these elections, the Company’s taxable income was included on the stockholders individual income tax returns, and the Company made no provision for Federal and State income tax.

Effective with the Company redomiciling to Nevada on May 18, 2011, the Company elected C Corporation status for both Federal and State income tax purposes.

There were no uncertain tax positions at March 31, 2012 or December 31, 2011, as the Company’s tax positions for open years meet the recognition thresholds of more likely than not to be sustained upon examinations.  Tax returns for the years 2008 through 2011 are currently open to examination.  Tax returns prior to 2008 are no longer subject to examination by tax authorities.

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

The carrying amount reported in the balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.  The majority of the Company’s debt has fixed rates and carrying amounts approximate fair value for the years ending March 31, 2012 and December 31, 2011, respectively.

1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Black-Scholes valuation model is used to estimate the fair value of the warrants. The significant assumptions considered by the model were the remaining term of the warrants, the per share stock price of $.21 and $.20 at March 31, 2012 and December 31, 2011 respectively, a risk free rate of 3.30% and an expected volatility of 60%.

        Advertising
Costs of advertising and marketing are expensed as incurred.  Advertising and marketing costs were $5,714 and $1,583 for the periods ending March 31, 2012 and 2011, respectively.

Shipping and Handling
Shipping and handling costs of $49,967 and $55,092 for the periods ending March 31, 2012 and 2011, respectively, respectively, are included in general and administrative expenses in the statements of operations.

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

	March 31,	December 31,
	2012	2011
Potentially dilutive securities:
Outstanding time-based stock options	42,412,608	42,068,497
Outstanding time-based warrants	5,593,184	3,196,934

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

Recently Issued Accounting Standards
In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. Generally Accepted Accounting Principles and International Financial Reporting Standards (“IFRSs”).   This standard updates accounting guidance to clarify the measurement of fair value to align the guidance and improve the comparability surrounding fair value measurement within GAAP and IFRSs.  The standard also updates requirements for measuring fair value and expands the required disclosures.  The standard does not require additional fair value measurements and was not intended to establish

1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

valuation standards or affect valuation practices outside of financial reporting.  This standard was effective for the Company on January 1, 2012.  The adoption of this standard did not have a material impact on the Company’s consolidated financial statements or required disclosures.

 In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income.  This standard eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The standard is intended to enhance comparability between entities that report under US GAAP and those that report under IFRS, and to provide a more consistent method of presenting non-owner transactions that affect an entity's equity. Under the ASU, an entity can elect to present items of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive, statements. Each component of net income and each component of other comprehensive income, together with totals for comprehensive income and its two parts, net income and other comprehensive income, would need to be displayed under either alternative. The statement(s) would need to be presented with equal prominence as the other primary consolidated financial statements. The ASU does not change items that constitute net income and other comprehensive income, when an item of other comprehensive income must be reclassified to net income or the earnings-per-share computation (which will continue to be based on net income). The new US GAAP requirements are effective for public entities as of the beginning of a fiscal year that begins after December 15, 2011 and interim and annual periods thereafter. Early adoption is permitted, but full retrospective application is required under the accounting standard. The adoption of this standard did not have a material impact on  the Company’s consolidated results of operations, cash flows, and financial position.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles - Goodwill and Other (Topic 350) Testing Goodwill for Impairment.    This standard simplifies how an entity tests goodwill for impairment and allows an entity to first assess qualitative factors in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  This standard is effective for entities as of the beginning of a fiscal year that begins after December 15, 2011 and interim and annual periods thereafter.  Early adoption is permitted. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements or required disclosures.

In December 2011, the FASB issued ASU No. 2011-12, Deferral of Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05,  which defers the requirement in ASU No. 2011-05 that companies present reclassification adjustments for each component of accumulated other comprehensive income. All other requirements of ASU No. 2011-05 remain unchanged.

2 - GOING CONCERN

The Company has incurred net losses, negative cash flows from operating activities, and has an accumulated deficit of approximately $7.1 million at March 31,  2012.  In addition, at March 31, 2012 the Company had a cash balance of approximately $116,642 and working capital deficiency of approximately $2.7 million.  The Company has relied upon cash from its financing activities to fund its ongoing operations as it has not been able to generate sufficient cash from its operating activities in the past and there is no assurance it will be able to do so in the future.  Unless the Company can obtain additional cash resources, these factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

3 - PROPERTY AND EQUIPMENT, NET

	March 31,	December 31,
	2012	2011
Equipment and electronics	$178,403	$176,672
Furniture and fixtures	19,464	19,464
Leasehold improvements	12,313	12,313
	210,180	208,449

Less accumulated depreciation	(195,801)	(194,434)
Property and equipment, net	$14,379	$14,015

Depreciation expense for the periods ended March 31, 2012 and 2011 was $1,367 and $2,229, respectively.

4 – DEFERRED FINANCING COSTS, NET

	March 31,	December 31,
	2012	2011
Deferred financing costs	$104,807	$104,807
Less Accumulated amortization	(65,625)	(60,282)
Outstanding time-based warrants	$39,182	$44,525

Amortization expense for Deferred Financing Costs for the periods ended March 31, 2012 and 2011 was $5,343.

5 - LINE OF CREDIT

The Company has entered into an unsecured line of credit arrangement with Key Bank, which carries a maximum possible loan balance of $40,000 at an annual interest rate of 6.25% and is due on demand.  As of March 31, 2012 and December 31, 2011, the Company had borrowed $39,523.

6 – ACCRUED EXPENSES

 Accrued expenses consisted of the following at March 31, 2012 and December 31, 2011:

	March 31,	December 31,
	2012	2011
Accrued Payroll	$21,761	$31,522
Accrued Interest	69,355	112,139
Warrant Liability	234,371	234,371
Deferred rent	4,153	7,268
Miscellaneous accrued expenses	62,871	38,647
	$392,511	$423,947

As more fully described in footnote 8, the Company has recorded a warrant liability of $234,371 as of March 31, 2012 and December 31, 2011, which is based on the Black-Scholes valuation model to estimate the fair value of the warrants. The significant assumptions considered by the model were the remaining term of the warrants, the per share stock price of $.21 and $.20 at March 31, 2012 and December 31, 2011 respectively, a risk free rate of 3.30% and an expected volatility of 60%.

7 - DEBT
Debt payable to related parties is as follows:
	2012	2011
Notes payable to two stockholders in original amounts of $300,000 at an interest rate of 12%. Notes were due no later than June 30, 2012. On November 17, 2011, $39,622 of the balance on the notes was converted to common stock at a price of $.04661 per share and 255,889 stock options were forfeited as a condition of the conversion.  On January 31, 2012, the remaining balances on the notes were converted to shares of stock.
$158,489 of the notes were converted at a price of $.25 per share  and $39,623 of the notes were converted at $.04661 per share with 255,889 stock options were forfeited as a condition of conversion.
	$-	$198,111

Note payable to Forest Capital, an affiliate of the Walter J. Doyle Trust, a stockholder, in the original amount of $250,000 at an annual interest rate of 10%. Effective December 13, 2009, the annual interest rate increased to 20%. On December 21, 2011, $100,000 of the note was converted to shares of stock at a price of $.25 per share and the note was amended decreasing the annual interest rate to 8% with interest payable annually on January 3rd and with the principal balance due on January 3, 2014.	150,000	150,000

Note payable to Julie E. Jacobs Trust in the original amount of $100,000 at an annual interest rate of 20%. Effective September 26, 2010, the annual interest rate increased to 30% with the note payable on demand. On December 21, 2011, note was amended decreasing the annual interest rate to 8% with interest payable annually on January 3rd and with the principal balance due on January 3, 2014.	100,000	100,000

Note payable to Thelma Gault, a stockholder, in the original amount of $800,000 at an interest rate of 10%. The loan is collateralized by all assets of the Company, and on April 25, 2008 signed an agreement in which her collateralization is shared with the State of Ohio. On November 18, 2010, Thelma Gault signed an agreement subordinating up to $700,000 of debt to the Walter Doyle Trust and the Julie Jacobs Trust and to Standard Energy through the Julie Jacobs Trust. Note is due on May 1, 2014.	584,351	584,352

Total debt payable to related parties	$834,351	$1,032,463
Less current portion of debt payable to related parties	409,480	569,929
Long term debt payable to related parties	$424,871	$462,534

 7 - DEBT (Continued)

Other debt is as follows:
	March 31,	December 31,
	2012	2011
Note payable to Ohio Innovation Loan Fund at an interest rate of 8%. Monthly payments of principal, interest, escrow, and service fees are based on the loan agreement. The loan is collateralized by all assets of the Company, and this collateralization is shared with the Thelma Gault per agreement signed on April 25, 2008. On November 29, 2010, The Direct of Development for the State of Ohio signed an agreement subordinating up to $700,000 of debt to the Walter Doyle Trust and the Julie Jacobs Trust and to Standard Energy through the Julie Jacobs Trust. Note is due in January 2014.	$637,906	$659,969

Notes payable to Merrill Lynch in the original amount of $400,000, with interest payable at Libor plus .56%. In addition, this debt is guaranteed 50% each by the Walter J. Doyle Trust and the Julie E. Jacobs Trust. As compensation for their guarantees, the trusts receive 4% per annum and share a first position lien on all assets. The note is due on demand.	397,889	397,059

Notes payable to four different investors in the original amount of $250,000 at an interest rate of 12%. Note is due no later than June 30, 2012. On January 31, 2012, all of these notes except for a $75,000 note were converted to shares of stock at a price of $.25 per share.	75,000	193,866

Note payable to Joseph Albert in the original amount of $100,000 at an annual interest rate of 7%. This note is convertible at the note holder’s option into 400,000 shares of common stock. The note is due on demand.	100,000	100,000

Note payable to John Robison in the original amount of $50,000 at an annual interest rate of 7%. This note is convertible at the note holder’s option into 250,000 shares of common stock. The note is due on demand.	50,000	50,000

Convertible Note payable to Carl Generes in the original amount of $35,000 which is not interest bearing. Note is due no later than February 23, 2012 and is for legal services related to SEC filings to occur in 2011. On January 31, 2012, this note was converted to shares of stock at a price of $.0213 per share.	-	35,000
Other debt	$1,260,795	$1,435,894
Less current portion of debt payable to non-related parties	1,260,795	1,435,894
Long term debt payable to non-related parties	$-	$-

7 - DEBT (Continued)

The principal maturities of the notes payable for the next five years and in the aggregate are as follows:

Period ending March 31,
2012	$1,670,275
2013	138,134
2014	286,737
2015	-
2016	-
$2,095,146

The Company is not in compliance with certain debt covenants and has not received waivers from the lender.  As a result, the note payable to Ohio Innovation Loan Fund is classified as current in the accompanying balance sheets.

Conversion of debt
During the quarter ended March 31, 2012 and the year ended December 31, 2011, certain debt instruments were converted to equity. Prior to conversion, some of these debt instruments were modified to include a debt conversion feature. Based on the terms of the transactions, these modifications and conversion were treated as equity transactions.

The following table lists debt that was converted during the year ended December 31, 2011:

7 - DEBT (Continued)

		Conversion of Debt Table
	Debt	Accrued Interest	Total	Stock issued
Note Converted	Extinguished	Extinguished	Extinguished	Shares
Partial Conversion of Eric Roy Note due June 30, 2012	$39,622	$-	$39,622	850,000

Note payable to Richard Luden, no maturity date	82,000	-	82,000	328,000

Note payable to Doyle Trust, due on Demand	-	19,719	19,719	78,876

Note payable to Doyle Trust, due on Demand	149,693	37,864	187,557	750,229

Note payable to Doyle Trust, due on Demand	25,000	3,027	28,027	112,108

Note payable to Forest Capital, due on Demand	100,000	98,495	198,495	793,972

Note payable to Julie Jacobs Trust, due on Demand	-	19,719	19,719	78,876

Note payable to Julie Jacobs Trust, due on Demand	-	47,345	47,345	189,381

Note payable to Standard Energy, due on Demand	149,693	37,864	187,557	750,228

Note payable to Standard Energy, due on Demand	100,000	12,082	112,082	448,328
	$646,008	$276,115	$922,123	4,379,998

7 - DEBT (Continued)

The following table lists debt that was converted to common stock in the period ended March 31, 2012:

		Conversion of Debt Table
	Debt	Accrued Interest	Total	Stock issued
Note Converted	Extinguished	Extinguished	Extinguished	Shares
Eric Roy Note due June 30, 2012	$39,623	$4,358	$43,981	867,434

John Huston Note due June 30, 2012	39,622	2,774	42,396	169,583

Andrea Levenson Note due June 30, 2012	39,622	2,774	42,396	169,583

Gus Van Sant Note due June 30, 2012	39,622	2,774	42,396	169,583

Walter J. Doyle Note due June 30, 2012	39,622	2,774	42,396	169,583

Walter J. Doyle Note due June 30, 2012	118,867	8,321	127,188	508,751

Carl Generes Note due February 23, 2012	35,000	-	35,000	1,642,421

Standard Energy additional interest on note converted December 21, 2011	-	3,541	3,541	14,163

Walter Doyle Trust additional accured interest on note converted December 21, 2011	-	1,466	1,466	5,867

Forest Capital additional accrued interest on note converted December 21, 2011	-	23,234	23,234	92,938

	$351,978	$52,016	$403,994	3,809,906

8 - STOCKHOLDERS’ DEFICIENCY

Stock Sales
During the first quarter of 2012, the company sold 1,500,000 shares of stock and warrants as a part of a private placement memorandum for $.25 per share.  During the second half of  2011, the Company  sold 1,600,000 shares of stock and warrants as a part of a private placement memorandum for $.25 per share.  The total cash raised was $375,000 and $400,000 for the first quarter of 2012 and the second half of 2011 respectively.  The stock warrants were issued as a part of stock sales and are exercisable at $.36 per share.

Options
On February 1, 2012, the Board approved a stock option plan and granted 600,000 stock options to three of its employees,  with an exercise price of $.25 per share with a vesting schedule of 60% on the first anniversary of the grant, 20% on the second anniversary of the grant and the final 20% on the third anniversary of the grant.  The following table summarizes the activity for all stock options:

	Number of Options	Range of Exercise Price	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Weighted Average Grant Date Fair Value
Outstanding options as of January 1, 2011	42,324,386	$.00320 - $.02131	$.01681	7.3	$.01296
Options granted	-
Options cancelled	(255,889)	$.02131	$.02131	3.36	$.00478
Outstanding options as of December 31, 2011	42,068,497	$.00320- $.02131	$.01664	6.34	$.01301
Options granted	600,000	$.25000	$.25000	9.83	$.15203
Options cancelled	(255,889)	$.02131	$.02131	3.02	$.00478
Outstanding options as of March 31, 2012	42,412,608	$.00320 - $.25000	$.01664	6.16	$.01503

The following table provides information about options under the Plan that are outstanding and exercisable as of March 31, 2012:

	Options Outstanding		Options Exercisable
Exercise Price	As of March 31, 2012	Weighted Average Contractual Life Remaining	As of March 31, 2012
$.00320	10,837,532	7.39 years	10,837,532
$.02131	30,975,076	5.66 years	30,975,076
$.25000	600,000	9.83years	-
	42,412,608		41,812,608

Included in the above table are 15,559,312 options to non-employees and 26,853,296 to officers of the Company.

8 - STOCKHOLDERS’ DEFICIENCY (continued)

Warrants
The Company has 5,593,184 and 3,196,934  warrants outstanding as of March 31, 2012 and December 31, 2011, respectively.   For the period ending March 31, 2012; 1,500,000 warrants were issued in connection with the sale of common stock, 656,250 warrants were issued with an exercise price of $.005 relating to the terms of certain debt instruments, and the Company’s also issued 240,000 warrants in exchange for services.  For the period ending December 31, 2011; 1,600,000 warrants issued in connection with the sale of common stock,  225,006 warrants were issued with an exercise price of $.25 relating to the terms of certain debt instruments and the Company’s redomiciling to the state of Nevada, and the Company also issued 80,000 warrants in exchange for services.

This table summarizes the activity for all warrants:

	Number of Warrants	Exercise Price	Expiration date
Outstanding Warrants as of January 1, 2011	1,291,928	$.02131	July, 2015
Warrants Granted	225,006	$.25000	May, 2013
	600,000	$.36000	July, 2013
	400,000	$.36000	October, 2013
	440,000	$.36000	November, 2013
	240,000	$.36000	December, 2013
Outstanding Warrants as of		$.02131-	Expiration dates
December 31, 2011	3,196,934	$.36000	as listed above
Warrants Granted	656,250	$.00500	May, 2013
	940,000	$.36000	January, 2014
	500,000	$.36000	February, 2014
	300,000	$.36000	March, 2014
Outstanding Warrants as of		$.02131-	Expiration dates
March 31, 2012	5,593,184	0.36000	as listed above

 The warrants for 1,219,928 shares issued prior to January 1, 2011, include certain provisions that protect the holders from a decline in the stock price of the Company. As a result of those provisions, the Company recognizes the warrants as liabilities at their fair values on each reporting date.

As shown in footnote 6, the Company has recorded a warrant liability of $234,371 as of March 31, 2012 and December 31, 2011, which is based on the Black-Scholes valuation model to estimate the fair value of the warrants. The significant assumptions considered by the model were the remaining term of the warrants, the per share stock price of $.21 and .20 at March 31, 2012 and December 31, 2011 respectively, a risk free rate of 3.30% and an expected volatility of 60%.

9 - COMMITMENTS

On September 1, 2009, the Company entered into a three year lease for the rental of the office and warehouse space.  The lease expires on August 31, 2012.  Under the terms of the lease, the Company’s future minimum rental payments for 2012 are $56,656.

Total rent expense under operating leases for the periods ending March 31, 2012 and 2011 amounted to approximately $18,131 and $18,654, respectively.

Stock and warrants issued for services

During the 3 months ending March 31, 2012, the Company issued 306,667 shares of common stock and 240,000 warrants for consulting services valued at $70,001.

During 2011, the Company issued 446,667 shares of common stock and 80,000 warrants valued at $68,801, which represents the stock price on the date of issue.

On November 16, 2011, the Company entered into a 3 month agreement with Scott Watters for advisory services.  Under the terms of the agreement, Mr. Watters will be compensated at a rate of 40,000 shares of common stock and 40,000 warrants per month.  The agreement was extended through March 31, 2012  with the same  compensation arrangement of 40,000 shares of common stock and 40,000 warrants per month.

On December 5, 2011, the Company entered into a 90 day agreement with Jeff Paltrow d/b/a Lighthouse Capital  for assistance and advisory services for investor and public relations.  Under the terms of the agreement, Lighthouse Capital received re-numeration of a commencement bonus of $5,000, 300,000 shares of common stock valued at $42,000 during 2011, and received $5,000 on January 15, 2012 and $5,000 on February 15, 2012.

On December 5, 2011, the Company entered into a 91 day agreement with The Cervelle Group for assistance and advisory services for investor and public relations.  Under the terms of the agreement, The Cervelle Group  received re-numeration of 66,000 shares of common stock valued at $10,000 on December 19, 2011.  Additionally, The Cervelle Group  received $3,000 and 7,000 shares of stock on January 19, 2012 and  $3,000 and 7,000 shares of stock on February 19, 2012.

On January 26, 2012, the criteria was met from inventory financing agreements the Company made in October and November 2010, which required the Company to issue warrants to purchase 656,250 shares of common stock exercisable at $.005 per share. The financing agreements required the warrants to be issued if the Company’s stock become publicly traded and received at least $500,000 of investment from a Private Placement Memorandum.  In November 2011, the Company’s stock began trading publicly and on January 26, 2012, investments received from the Private Placement Memorandum reached and exceeded $500,000.  The Black-Scholes valuation model was used to estimate the fair value of the warrants and to record $134,711 of expense and additional paid in capital for these warrants.

10 - CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Companies to concentrations of credit risk consist principally of accounts receivable.  Receivables are stated at the amounts management expects to collect from outstanding balances.  Generally, the Company does not require collateral or other security to support contract receivables.

10 - CONCENTRATION OF CREDIT RISK (continued)

The Company had two major customers for the period ending March 31, 2012 and 2011.  A major customer is defined as one that purchases ten-percent or more in a reporting period.  Net sales for the twelve months ended March 31, 2012 include sales to major customers as follows:

	Three months ending March 31,
Customer	2012	2011
Palliser Furniture	24.7%	-
Musicians Friend	10.0%	3.0%
Amazon.com	3.3%	10.0%
Berkline Benchcraft	-	7.4%

In addition, Palliser Furniture accounted for 5.9% of the total accounts receivable balance at March 31, 2012 and was not a customer at March 31, 2011.

The Company had major suppliers in each of the reporting periods presented.  A major supplier is defined as one that provides ten-percent or more of total cost-of-sales in a particular reporting period or has an outstanding account payable balance of ten-percent or more as of the reporting period.

	Three months ending March 31,		Year Ending December 31,
	2012		2011
	Purchases During Period	Account Payable Percentage at end of Period	Purchases During Period	Account Payable Percentage at end of Period
Actiway Industrial Co.	42%	18%	12%	20%
Eminence Speaker LLC	36%	38%	51%	39%
Sonavox Canada, Inc.	21%	23%	27%	29%

11 - RELATED PARTY TRANSACTIONS

One of the Company’s shareholders is also a note holder and a minority shareholder of a major supplier to the Company.  This shareholder is a note holder who also owns 2,590,098 shares of the Company’s common stock and options to purchase another 3,276,630 shares, and is a minority shareholder in Eminence Speaker, LLC, a major supplier to the Company.

12 –OTHER ASSETS

Other assets principally consist of patents and trademarks related to the ButtKicker products. The assets are being amortized over 10 years based on the estimated useful lives of the patents and trademarks.   Amortization of the intangible assets, which is included in general and administrative expenses, was approximately $1,827 for the periods ended March 31, 2012 and 2011, respectively.  The estimated future amortization expense for intangible assets is approximately $7,000 per year from 2012 through 2014, $6,000 in 2015 and $8,000 thereafter.

13 –INCOME TAXES

The Company accounts for income taxes under the asset and liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of differences between the carrying amounts and the tax basis of the assets and liabilities.No provision has been recorded for a deferred tax asset due to net operating losses and full valuation allowances against deferred income taxes.

14 –SUBSEQUENT EVENTS

Since March 31, 2012, the Company has sold shares of stock, paid for services provided and exercised stock options for a total of 2,535,871 shares of stock and 2,500,000  warrants at a price range of $.0032 to $.25 per share.  The services provided that were paid with stock and warrants were $40,989.   Total cash raised from stock and warrant sales and through the exercise of warrants was $585,100.  The stock warrants were issued as a part of stock sales and are exercisable at $.36 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with Guitammer's Unaudited Condensed Consolidated Interim Financial Statements and notes thereto included elsewhere in this Form 10-Q. Except for the historical information contained herein, the discussion in this Form 10-Q contains certain forward looking statements that involve risks and uncertainties, such as statements of Guitammer plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q. These statements include, without limitation, statements concerning the potential operations and results of Guitammer described below. Guitammer's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, without limitation, those factors discussed herein and in Guitammer's Form 10 Registration Statement.

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

Critical  ACCOUNTING POLICIES and Estimates

      Management’s Discussion and Analysis of Financial Condition and Results of Operations” discusses our interim condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these interim condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the interim condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. A summary of our significant accounting policies is included in the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2011.

      Our management regularly reviews our accounting policies to make certain they are current and also to provide readers of the interim condensed consolidated financial statements with useful and reliable information about our operating results and financial condition. Implementation of these accounting policies includes estimates and judgments by management based on historical experience and other factors believed to be reasonable. This may include judgments about the carrying value of assets and liabilities based on considerations that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      Management believes the following critical accounting policies are most important to the portrayal of our financial condition and results of operations and require more significant judgments and estimates in the preparation of our interim condensed consolidated financial statements.

Accounts Receivable
      Accounts receivable are carried at cost less an allowance for doubtful accounts.  The allowance for doubtful accounts is established through provisions charged against income and is maintained at a level believed adequate by management to absorb estimated bad debts based on current economic conditions.

Accounts receivable are uncollateralized customer obligations due under normal trade terms generally requiring payment within 30 days from the invoice date. The Company recorded an allowance of approximately $23,600 at March 31, 2012 and December 31, 2011.

Inventory
      Inventory, consisting of finished goods, is stated at the lower of cost or market.  Cost is determined using the weighted average method.  Inventory that is determined to be obsolete or not sellable is expensed immediately.  The Company recorded a reserve  for obsolete items of $10,415 at March 31, 2012 and December 31, 2011.

Revenue Recognition
      The Company recognizes revenue from the sale of its products when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed and determinable, and collectability is reasonably assured.

Deferred Revenue
      The Company received prepayment for products from some of its customers as the Company requires prepayment before goods are shipped to all international customers.   As of March 31, 2012 and December 31, 2011 the Company had deferred revenue of $132,915 and $199,239, respectively.  The Company recognizes revenue and decreases deferred revenue upon delivery of products.

Income Taxes
      Prior to the creation of the Nevada holding company formed on May 18, 2011, the Company had elected S Corporation status for Federal and  Ohio state income tax purposes.  Under these elections, the Company’s taxable income was included on the stockholders individual income tax returns, and the Company made no provision for Federal and State income tax.

      Effective with the Company redomiciling to Nevada on May 18, 2011, the Company elected C Corporation status for both Federal and State income tax purposes.

      There were no uncertain tax positions at March 31, 2012 or December 31, 2011, as the Company’s tax positions for open years meet the recognition thresholds of more likely than not to be sustained upon examinations.  Tax returns for the years 2008 through 2011 are currently open to examination.  Tax returns prior to 2008 are no longer subject to examination by tax authorities.

Shipping and Handling
      Shipping and handling costs of $49,967 and $55,092 for the periods ending March 31, 2012 and 2011, respectively, respectively, are included in general and administrative expenses in the statements of operations.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2012

All references below to per share and shares of Common Stock of the Company reflect the Reorganization.

Results of Operations

Revenue increased $29,871 or 4%, to $729,137 for the three months ended March 31, 2012, compared to revenue of $699,266 for the three months ended March 31, 2011.  During the three months ended March 31, 2012, the Company did not significantly change our product line, our distributions channels or our pricing.   Management believes our increase in revenues is primarily attributable to an increase in organic growth due to word of mouth and customer referrals which have resulted in an increased demand for ButtKicker brand products.  Additionally, the Company did secure an  Original Equipment Manufacturer customer in fiscal year 2011,Palliser Furniture Upholstery LTD, and began to ship product to them in first quarter of 2012 which also contributed to the sales increase.  However, management believes revenues for the three months ended March 31, 2012, could have been significantly larger, but product from a key supplier did not arrive until mid-March 2012 leaving insufficient time to ship  all of our backorders before March 31, 2012.  Backorders at March 31, 2012 were approximately $200,000. Management believes that the effect of the  equity capital raised from its Private Placement offering will be to increase inventory levels and reduce backorders during the FY2012.

The Company experiences some seasonality in sales as the 1st quarter and 4th quarter of the year typically experience higher sales volumes attributable to the holiday season and the recurring increase in consumer electronic sales after the holiday season.

           Cost of goods sold increased $9,662, approximately 2%, to $422,441, for the three months ended March 31, 2012, compared to cost of goods sold of $412,779 for three months ended March 31, 2011. The 2% increase in the cost of goods sold for the three months ending March 31, 2012 corresponds closely with the 4% increase in revenue for the same time period, but is slightly lower due to variations in the sales mix of products sold as the profit margin on some products are slightly higher.

Gross profit increased by $20,209 or 7% to $306,696 for the three months ended March 31, 2012, compared to gross profit of $286,487 for the three months ended March 31, 2011. Our gross margin percentage increased  to approximately 42% for the three months ended March 31, 2012 compared to 41% for the three months ended March 31, 2011.  The increase  in gross margin of 1% was the result of the sale of more products with higher profit margins in the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

General and administrative expenses increased $150,820, or 44%, to $491,352 for the three months ended March 31, 2012, compared to general and administrative expenses of $340,352 for the three months ended March 31, 2011 primarily due to the increase in stock warrant expenses and professional fees. Significant variations within the general and administrative expenses were as follows:

	March 31,	March 31,	Increase
	2012	2011	(Decrease)
Stock warrant expense	$134,711	$-	$134,711
Professional fees	121,417	59,019	62,398
Duty and custom fees	17,016	9,318	7,698
Bad debts	-	19,000	(19,000)
Payroll	96,740	103,050	(6,579)
All other general and administrative expenses	121,738	150,145	(28,407)
	$491,352	$340,532	$150,820

Stock warrant expense increased by approximately $135,000 in the three months ended March 31, 2012 compared to the three months ended March 31, 2011 due to the charge to expense for stock warrants issued to note holders relating to the terms of certain debt instruments.  Professional fees increased by approximately $62,000 for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 primarily due to a $62,000 increase in consulting expenses associated with raising capital and investor relations. Duty and custom fees increased by approximately $7,700 due to the expense of duties resulting from the receipt of 3 containers of product from overseas in the first three months of 2012 compared with receiving 2 containers of product from overseas in the first three months of 2011. Bad debts expense decreased by $19,000 for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 due to the bankruptcy of a large customer in the first three months of 2011 and no additional reserve against bad debts being needed in the first three months of 2012. Payroll expense decreased by $6,579 in the three months ended March 31, 2012 compared to the three months ended March 31, 2011, due to a staff reduction of 2.5 full-time equivalent employees in the second half of 2011, which reduced payroll by approximately $25,000 for the three months ending March 31, 2012, partially offset by approximately $13,400 more payroll charged to Research and Development for the three months ending March 31, 2011, which is consistent with the Company’s Research and Development polices, and due to temporary labor increase in the first three months of 2012 of approximately $5,000.

Research and development expenses increased $33,127 to $51,348 for the three months ended March 31, 2012, compared to $18,221 for the three months ended March 31, 2011.  Increased Research and Development expense has resulted from an increase in testing of our patented “ButtKicker Live!” broadcast technology.

Loss from operations increased by $163,738 or 227% for the three months ended March 31, 2012 to $236,004 as compared to $72,266 for the three months ended March 31, 2011. The increase was caused primarily by the increase of approximately $135,000 in stock warrant as shown on the table above.

Interest expense decreased $34,852 or 38%, to $57,736 for the three months ended March 31, 2012, compared to interest expense of $92,588 for the three months ended March 31, 2011. The decrease was due primarily to the conversion of debt to equity as illustrated in Notes to the financial statements, Note number 7.

Our net loss increased $128,933 for the three months ended March 31, 2012. We had net loss of $293,740 (or basic and diluted net loss per share of $0.005) for the three months ended March 31, 2012, compared to net loss of $164,807 (or basic and diluted net loss per share of $0.003) for the three months ended March 31, 2011. The increase in net loss was attributable to the increase in stock warrant expense, professional fees and research and development partially offset by the decrease in interest expense, bad debts and other general and administrative expenses.

The following table sets forth EBITDA and adjusted EBITDA for the Company, which is a non-GAAP measurement.  EBITDA is defined as earnings (loss) before net interest expense, taxes, depreciation and amortization.  Adjusted EBITDA is defined as earnings before net interest expense, income taxes, depreciation, amortization, stock warrant expense, payment of stock and warrants to consultants and employee stock-based compensation. Although EBITDA and Adjusted EBITDA are measures of performance calculated in accordance with generally accepted accounting principles (“GAAP”), management believes that these non-GAAP measures will allow for a better evaluation of the operating performance of the business and facilitate meaningful comparison of the results in the current period to those in prior periods and future periods.  However, investors should not consider these measures in isolation or as a substitute for net income, operating income, or any other measure for determining the Company’s operating performance that is calculated in accordance with GAAP.  A reconciliation of EBITDA and Adjusted EBITDA to the most comparable GAAP financial measure, net loss, follows:

	March 31,	December 31,
	2012	2011
Net Loss	$(293,740)	$(164,807
Adjustments
Interest expense	57,736	92,588
Depreciation and Amortization	3,194	4,056
Taxes	-	-
EBITDA	(232,810)	(68,163)
Less non-cash expenses from:
Stock Warrant expense	134,711	-
Payment of stock and warrants to consultants	70,000	-
Employee stock option expense	4,784	-
Adjusted EBITDA	$(23,315)	$(68,163)

EBITDA decreased $164,647 or 241% to $(232,810) for the three months ended March 31, 2012, compared to EBITDA of $(68,163) for the three months ended March 31, 2011.  The decrease in 2012 EBITDA was the result of non-cash items, specifically, the increase in stock warrant expense and consultant fees paid with stock and warrants as mentioned above offset partially by the drop in interest expense.

Adjusted EBITDA, increased $44,848 or 66% to $(23,315) for the three months ended March 31, 2012, compared to EBITDA, net of above listed non-cash items of $(68,163) for the three months ended March 31, 2011. The increase in EBITDA, net of above listed non-cash items was primarily attributable to an increase in revenue and gross profit and a decrease in interest expense offset partially by an increase in research and development.

Liquidity and Capital Resources

Total current assets were $427,374 as of March 31, 2012, consisting of cash of $116,642, net accounts receivable of $144,992, inventory of $163,667 and other current assets of $2,073.

Total current liabilities were $3,088,165 as of March 31, 2012, consisting of accounts payable of $852,941, accrued expenses of $392,511, current maturities of long-term debt of $1,670,275 and other current liabilities of $172,438.

As of March 31, 2012, we had a working capital deficit of $2,660,791.

Cash Flows during the Three Months Ended March 31, 2012

During the three months ended March 31, 2012 we had a net increase in cash and cash equivalents of $61,510 primarily consisting of net cash provided by financing activities of $353,768 and net cash used by operating activities of $290,527.

Net cash used by operating activities was $290,527 for the three months ended March 31, 2012, consisting of an increase in: accounts receivable of $143,873, inventory of $107,440, accounts payable and accrued expenses of $38,029, and decreases in: prepaid expenses of $64,759, and deferred revenue of $66,324. These changes were reduced by net loss of $293,740 which had adjustments for depreciation and amortization of $8,537, stock-based compensation of $70,000, warrants issued in connection with debt requirements  of $134,741 and employee stock options of $4,784.

Net Cash used by investing activities was $1,731 for the three months ended March 31, 2012, consisting of the purchase of equipment.

Net cash provided by financing activities was $353,768 for the three months ended March 31, 2012, consisting of net proceeds from the sale of stock and warrants of $375,000 and the proceeds of debt of $831, reduced by the payment of debt of $22,063.

The Company also expects to need approximately $1,700,000 of cash to purchase inventory: $1,200,000 within the next six months and $500,000 more within the next year.

      The Company historically has incurred net losses, negative cash flows from operating activities, and has an accumulated deficit of approximately $7.1 million at March 31, 2012.  In addition, at March 31, 2012 the Company had a cash balance of approximately $117,000 and working capital deficiency of approximately $2.7 million. In both the near and long term, without additional financing, the Company is and will be in an illiquid position. The Company received cash through the sales of Common Stock and warrants to purchase Common Stock in the amount of $150,000 in the third quarter or 2011, $250,000 in the fourth quarter of 2011, $375,000 in the first quarter of 2012, and an additional $585,000 so far in the second quarter of 2012.  The Company forecasts that it will become operationally cash flow positive by the end of the fourth quarter of 2012, assuming the Company raises an additional capital of $670,000 through the timely sales of stock.  The Company believes that the receipt of private placement equity will enable it to increase sales by purchasing adequate inventory to meet its existing  sales demand and to be able to fulfill its backordered sales. There is no assurance that the Company will have any additional sales of stock or that the Company will be able to become operationally cash flow positive.

We estimate that for the next 12 months we will need $1.7 million for debt service, and approximately $1.7 million for inventory purchases for a total of approximately $3.4 million.

If the Company is successful in raising significant additional capital (of which there is no assurance), the Company intends to increase its budgets for advertising and marketing, targeting consumers who have shown an interest in the Company’s or similar products.  Additionally, the Company intends to increase its advertising and marketing expense with key resellers and partners such as large online resellers and international distributors. The Company also intends to hire one or more sales people to sell the Company’s products to key markets including the home theater, commercial cinema and international markets.

We believe the combination of increased advertising and marketing spending combined with more sales people can increase our product’s awareness, therefore increasing demand for our products and allowing the Company to have sales staff to secure more sales.

           At this time, we have not secured additional financing. We do not have any commitments for additional capital from third parties or from our officers or directors or any of our shareholders to supplement our operations or provide us with financing in the future. There can be no assurance that additional capital will be available to us, or that, if available, it will be on terms satisfactory to us. If we are unable to increase revenues from operations, to raise additional capital from conventional sources and/or additional sales of stock in the future, we may be forced to curtail or cease our operations.  These factors raise doubt in our ability to continue as a going concern.  Our Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.  Our auditors issued a going concern opinion on the Audited Financial Statements for the year ended December 31, 2011, meaning that there is substantial doubt that we can continue as a going concern for the next 12 months unless additional funding is secured for the Company.

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

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including Mark Luden, the Company's Chief Executive Officer ("CEO") and Richard Conn, the Company's Chief Financial Officer ("CFO") (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2012 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure, due to the material weaknesses described below.

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

The Company is currently seeking additional personnel with expertise in these areas necessary to segregate duties for proper controls; however, until such time as additional personnel are hired, the Company believes that it will continue to recognize a weakness in its internal controls and procedures. The Company’s plan is to hire additional personnel to properly implement a control structure when the appropriate funds become available. In the meantime, the Chief Executive Officer and Chief Financial Officer will continue to perform or supervise the performance of additional accounting and financial analyses and other post-closing procedures including detailed validation work with regard to balance sheet account balances, additional analysis on income statement amounts and managerial review of all significant account balances and disclosures, to ensure that the Company's Quarterly Report and the financial statements forming part thereof are in accordance with accounting principles generally accepted in the United States of America.

Changes in Internal Controls

During the three months ended March 31, 2012, there were no significant changes in internal controls of the Company, or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months period ended March 31, 2012, the Company sold in private placement transactions units of shares of common stock and warrants for $0.25 per unit. During this period, the Company sold units consisting of a total of 1,500,000 shares of common stock and two-year warrants to purchase 1,500,000 shares of common stock (exercisable at $0.36 per share) for an aggregate consideration of $375,000. Also during this period, the Company issued units consisting of a total of 306,666 shares of common stock and two year warrants to purchase 240,000 shares of common stock (exercisable at $0.36 per share) for services rendered valued at an aggregate of $70,000 and 9,00 shares isssued to satisfy a $2,250 payable incurred for services in 2011.

On January 26, 2012, the Julie Jacobs Trust was issued 312,500 warrants with an exercise price of $.005 relating to the terms of certain debt instruments.  The warrants expire January 26, 2014.

On January 26, 2012, Standard Energy Company was issued 125,000 warrants with an exercise price of $.005 relating to the terms of certain debt instruments.  The warrants expire January 26, 2014.

 On January 26, 2012, the Walter Doyle Trust was issued 218,750 warrants with an exercise price of $.005 relating to the terms of certain debt instruments.  The warrants expire January 26, 2014.

 The following table lists debt that was converted to common stock in the period ended March 31, 2012:

		Conversion of Debt Table
	Debt	Accrued Interest	Total	Stock issued
Note Converted	Extinguished	Extinguished	Extinguished	Shares
Eric Roy Note due June 30, 2012	$39,623	$4,358	$43,981	867,434

John Huston Note due June 30, 2012	39,622	2,774	42,396	169,583

Andrea Levenson Note due June 30, 2012	39,622	2,774	42,396	169,583

Gus Van Sant Note due June 30, 2012	39,622	2,774	42,396	169,583

Walter J. Doyle Note due June 30, 2012	39,622	2,774	42,396	169,583

Walter J. Doyle Note due June 30, 2012	118,867	8,321	127,188	508,751

Carl Generes Note due February 23, 2012	35,000	-	35,000	1,642,421

Standard Energy additional interest on note converted December 21, 2011	-	3,541	3,541	14,163

Walter Doyle Trust additional accured interest on note converted December 21, 2011	-	1,466	1,466	5,867

Forest Capital additional accrued interest on note converted December 21, 2011	-	23,234	23,234	92,938

	$351,978	$52,016	$403,994	3,809,906

The Company claims an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended for the above issuances and debt conversions, since the foregoing did not involve a public offering, the recipients took the securities for investment and not resale and the Company took appropriate measures to restrict transfer.

Item 6. Exhibits.

 a. The following exhibits are filed as part of this report or incorporated herein as indicated.

Exhibit No.	Date of Document	Name of Document
2.0*	May 17, 2011	Agreement and Plan of Reorganization
3.0*	March 3, 1990	Articles of Incorporation of Guitammer-Ohio
3.1*	June 6, 2005	Certificate of Amendment of Guitammer- Ohio
3.2*	June 17, 2005	Certificate of Amendment of Guitammer- Ohio
3.3*		Code of Regulations of Guitammer - Ohio
3.4*	May 17, 2011	Articles of Incorporation of Guitammer- Nevada
3.5*		Bylaws of Guitammer - Nevada
4.0*	Sept. 30, 1999	1999 Non-Qualified Stock Option Plan, as amended
4.1*		Form of Option Agreement
4.2*	June 17, 2005	2005 Amendment to1999 Non-Qualified Stock Option Plan
4.3**	July 14, 2011	Form of Warrant issued to The Walter J. Doyle Trust
4.4**	July 14, 2011	Form of Warrant issued to Standard Energy Company
10. 1*	Nov. 1, 2002	Richard B. Luden $82,000 Note
10. 1A#	Dec 21, 2011	Richard Luden Conversion Agreement 82K
10. 2*	May 13, 2005	Note Purchase Agreement—Walter Doyle, John O. Huston and Eric Roy
10. 3*	Sept.1, 2007	First Amendment To Note Purchase Agreement—Walter Doyle, John O. Huston and Eric Roy

10. 4*	May 13, 2005	Walter J. Doyle $150,000 Note
10.4A*	September 1, 2007	Amended and Restated Walter Doyle Note
10.4B###	January 31, 2012	Walter Doyle 150k Jan 31 2012 Note Conversion Agreement
10. 5*	May 13, 2005	Eric Roy $100,000 Note
10.5A*	March 28, 2011	Agreement to Convert An Existing Note—Eric P. Roy
10.5B*	September 1, 2007	Eric Roy 9.4 Stock Options on 100K 0901207note
10.5C*	May 13, 2005	Eric Roy 16 stock options 05132005
10.5D*	May 13, 2006	Eric Roy 16 Stock options 05132006
10.5E*	September 1, 2007	Amended and Restated Eric Roy Note
10.5F## #	January 31, 2012	Eric Roy Jan 31 2012 Note Conversion Agreement
10. 6*	May 13, 2005	John O. Huston $50,000 Promissory Note
10.6A*	September 1, 2007	John O. Huston 4.7 Stock options 09012007
10.6B*	May 13, 2005	John O. Huston 8 Stock Options 05132005
10.6C*	May 13, 2006	John O. Huston 8 Stock Options 05132006
10.6D*	September 1, 2007	Amended and Restated John O. Huston Promissory Note
10.6E###	January 31, 2012
10.7*	June 29, 2005	Note Purchase Agreement—Walter Doyle, Andrea L. Levenson and Gust Van Sant
10.8*	September 1, 2007	First Amendment To Note Purchase Agreement—Walter Doyle, Andrea L. Levenson and Gust Van Sant
10.9*	June 29, 2005	Walter J. Doyle $50,000 Promissory Note
10.9A*	September 1, 2007	Amended and Restated Walter Doyle Note
10.9B###	January 31, 2012	Walter Doyle 50K Jan 31 2012 Note Conversion Agreement
10.10*	June 29, 2005	Andrea Lerner Levenson $50,000 Promissory Note
10.10A*	September 1, 2007	Andrea Lerner Levenson 4.7 Stock Options on 50K 09012007 note
10.10B*	June 29, 2006	Andrea Lerner Levenson 8 stock options 62920006
10.10C*	June 29, 2005	Andrea Lerner Levenson 8 stock options 06292005
10.10D*	September 1, 2007	Amended and Restated Andrea L. Levenson Promissory Note
10.10E###	January 31, 2012	Andrea Levenson Jan 31 2012 Note Conversion Agreement
10.11*	June 29, 2005	Gust Van Sant $50,000 Promissory Note
10.11A*	September 1, 2007	Gust Van Sant 4.7 Stock Options on 50K 09012007 note
10.11B*	June 29, 2005	Gust Van Sant 8 Stock Options 06292005

10.11C*	June 29, 2006	Gust Van Sant 8 Stock Options 06292006
10.11D*	September 1, 2007	Amended and Restated Gust Van Sant Promissory Note
10.11E###	January 31, 2012	Gus Van Sant Jan 31 2012 Note Conversion Agreement
10.12*	July 19, 2005	Promissory Note --Opal Private Equity Fund, LP
10.12A*	September 1, 2007	Opal Private Equity Stock Warrants on 100K note
10.12B*	July 19, 2005	Opal 16 Stock Warrants 07192005
10.12C*	July 19, 2006	Opal 16 Stock Warrants 07192006
10.12D*	September 1, 2007	Amended and Restated Opal Promissory Note
10.13*	September 1, 2007	First Amendment To Note Purchase Agreement--Opal Private Equity Fund, LP
10.14*	July 19, 2005	Opal Private Equity Fund, LP $100,000 Note Purchase agreement
10.15*	July 3, 2005	Forest Capital $250,000 Working Capital Loan and Consulting Agreement
10.15A*	January 1, 2010	Forest Capital 214.7 options 01012010
10.15B#	December 21, 2011	Forest Capital Amended loan agreement 150k
10.15C##	February 1, 2012	Addendum to Conversion and Amended Loan Agreement with Forest Capital
10.15D&&	December 21, 2011	Forest Capital Conversion Agreement 250K
10.16*	May 5, 2003	Thelma Gault $800,000 Loan and Option Agreement
10.17*	January 31, 2008	First Amendment To Thelma Gault $800,000 Loan Agreement
10.18*	February 28, 2009	Second Amendment To Thelma Gault $800,000 Loan Agreement
10.19*	January 31, 2008	Thelma Gault $800,000 Amended and Restated Promissory Note
10.20*	November 18, 2010	Thelma Gault Subordination Agreement 1st Lien carve out
10.21*	March 9, 2009	Credit Facilitation Agreement—Walter J. Doyle Trust and Julie E. Jacobs Trust
10.21A*	February 26, 2009	Merrill Lynch Loan Application and acceptance
10.21B*	March 2009	Merrill Lynch Loan agreement
10.21C*	December 1, 2009	Revised Merrill Lynch Loan agreement
10.21D&&	December 21, 2011	Jacobs Trust Fee conversion agreement on 200k loan
10.21E&&	December 21, 2011	Doyle Trust Fee Conversion Agreement on 200k loan
10.22*	April 25, 2008	Ohio Innovation Loan Agreement
10.23*	April 25, 2008	Ohio Innovation Loan Security Agreement

10.24*	September 11, 2008	Ohio Innovation Loan Modification Agreement
10.24A*	September 17, 2009	Ohio Innovation Loan Modification Agreement 2nd mod
10.24B*	November 24, 2010	Ohio Innovation Loan Modification Agreement 3rd mod
10.25*	November 29, 2010	Ohio Innovation Loan Subordination Agreement
10.25A*	April 25, 2008	Ohio Innovation Loan Intercreditor agreement
10.25B*	April 25, 2008	Ohio Innovation Loan Cognovit promissory note
10.26*	April 7, 2010	Julie E. Jacobs Trust $100,000 Loan Agreement
10.26A#	December 21, 2011	Jacobs Trust Interest Conversion Agreement on 100K loan
10.26B#	December 21, 2011	Jacobs Trust Amended loan agreement 100K loan
10.27*	October 4, 2010	Amendment To Julie E. Jacobs Trust $100,000 Loan Agreement
10.28*	January 11, 2011	Joseph Albert $100,000 Convertible Promissory Note
10.29*	January 11, 2011	Joseph Albert $100,000 Convertible Promissory Note Extension Agreement
10.30*		Joseph Albert 50,000 Common Stock Purchase Warrants
10.30A*		Joseph Albert 100,000 Common Stock Purchase Warrants
10.31*	October 5, 2010	Standard Energy Company $100,000 Loan Agreement and Promissory Note
10.31A#	December 21, 2011	Standard Energy Note Conversion Agreement
10.31B##	February 1, 2012	Addendum to Note Conversion Agreements with Standard Energy Company
10.32*	October 11, 2010	Doyle Trust $25,000 Promissory Note
10.32A*	October 5, 2010	Doyle Trust $25,000 Loan Agreement
10.32B##	February 1, 2012	Addendum to Note Conversion Agreements with The Walter J. Doyle Trust
10.32C&&	December 21, 2011	Doyle Trust Note Conversion Agreement 25K
10.33*	November 12, 2010	Walter J. Doyle Trust and Julie E. Jacobs Trust Inventory Financing Agreement
10.33A*	November 12, 2010	Jacobs Trust Stock 82.8 Options
10.34*	November 12, 2010	Walter J. Doyle Trust $150,000 Promissory Note
10.34A#	December 21, 2011	Doyle Trust Conversion Agreement 150K
10.34B##	February 1, 2012	Addendum to Note Conversion Agreements with The Walter J. Doyle Trust
10.35*	November 12, 2010	Standard Energy Company $150,000 Promissory Note
10.35A#	December 21, 2011	Standard Energy Note Conversion Agreement 100k
10.35B##	February 1, 2012	Addendum to Note Conversion Agreements with Standard Energy Company
10.36*	February 2, 2011	Robison Note Extension Agreement

10.36A*	July 10, 2010	Robison original promissory note
10.37*	February 2, 2011	Robison $50,000 Convertible Promissory Note
10.38*		Robison Common Stock Purchase Warrants for 50,000 shares and 25,000 shares
10.39*	February 24, 2011	Carl A. Generes $35,000 Promissory Note
10.40*	July 13, 2009	Lease Modification Agreement
10.40A*	January 18, 2006	Lease Agreement – original
10.40B **	April 10, 2008	First Lease Agreement Amendment
10.40C***	August 11, 2011	(Second) Lease Modification Agreement
10.41&&	November 16, 2011	Watters Agreement November 2011
10.41A ****	February 9, 2012	Extension to Watters agreement January to March 2012
10.42&&	December 5, 2011	Jeff Paltrow dba Litehouse Capital Contractual Agreement December 2011
10.43&&	December 19, 2012	Cervelle Group marketing Agreement December 2011
10.44****	February 10, 2012	Ertman agreement January to March 2012
21.1*		List of Subsidiaries of the Registrant

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

&&     Filed with the SEC on April 6, 2012 as Exhibits to Form 10K

****   Filed herewith.

Signature
---------

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Guitammer Company
-----------------------------
(Registrant)
Date: May 14, 2012

/s/ Richard E. Conn
--------------------------------