Form 10-Q
period 2012-06-30
Guitammer Co
filed 2012-08-13
CIK 1334126

UNITED STATES	OMB APPROVAL
SECURITIES AND EXCHANGE COMMISSION	OMB Number: 3235-0070
Washington, D.C. 20549	Expires: January 31, 2013
Estimated average burden
hours per response.. ......187.2
FORM 10-Q

(MarkOne)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ______________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, ” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

As of July 24, 2012, 66,199,482  shares of Common Stock were outstanding

The Guitammer Company

THE GUITAMMER COMPANY

CONSOLIDATED BALANCE SHEETS

	(unaudited)
	June 30,	December 31,
	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$265,283	$55,132
Accounts receivable, net	53,246	1,119
Inventory	392,027	56,227
Prepaid expenses and other current assets	18,256	66,832
Total current assets	728,812	179,310

Property and equipment, net	15,068	14,015
Deferred financing costs, net	33,839	44,525
Other assets	32,434	36,088
Total Assets	$810,153	$273,938

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Line of credit	$39,523	$39,523
Accounts payable	700,005	837,742
Accrued expenses	372,066	423,947
Deferred revenue	138,090	199,239
Current portion of long-term debt - related parties	446,217	569,929
Current portion of long-term debt - non-related parties	754,812	1,435,894
Total current liabilities	2,450,713	3,506,274

Long-term debt, net of current portion - related parties	388,134	462,534
Long-term debt, net of current portion - non related parties	288,755	-
Total Liabilites	3,127,602	3,968,808

Commitments	-	-

Stockholders' deficit
Common stock, par value of $.001, 150,000,000 shares authorized;
65,919,482 and 56,428,039 shares issued and outstanding at
June 30, 2012 and December 31, 2011, respectively	65,920	56,428
Additional paid-in capital	5,023,709	3,076,666
Accumulated deficit	(7,407,078)	(6,827,964)
Total Stockholders' deficit	(2,317,449)	(3,694,870)
Total Liabilities and Stockholders' deficit	$810,153	$273,938

See accompanying Notes to Condensed Consolidated Financial Statements.

THE GUITAMMER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Total revenue	$343,833	$280,307	$1,072,971	$979,572

Cost of goods sold	199,048	176,171	621,489	588,950
Gross profit	144,785	104,136	451,482	390,622

Operating expenses
General and administrative	331,290	253,685	822,641	594,216
Research and development	20,992	13,780	72,341	32,001
	352,282	267,465	894,982	626,217

Loss from operations	(207,497)	(163,329)	(443,500)	(235,595)

Other income (expense)
Interest expense	(77,915)	(116,132)	(135,652)	(208,720)
Interest income	38	-	38	47
	(77,877)	(116,132)	(135,614)	(208,673)

Loss before provision for income taxes	(285,374)	(279,461)	(579,114)	(444,268)

Provision for income taxes	-	-	-	-
Net loss	$(285,374)	$(279,461)	$(579,114)	$(444,268)

Basic and diluted loss per share	$(0.004)	$(0.006)	$(0.01)	$(0.01)

Basic and diluted weighted average common shares outstanding	64,261,754	50,001,374	62,159,967	50,001,374

See accompanying Notes to Condensed Consolidated Financial Statements.

THE GUITAMMER COMPANY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

SIX MONTHS ENDED JUNE 30, 2012 AND YEAR ENDED DECEMBER 31, 2011
(UNAUDITED)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, January 1, 2011	50,001,374	$50,001	$1,692,169	$(5,661,193)	$(3,919,023)

Common stock and warrants issued in connection with debt retirement	4,379,998	4,380	917,743	-	922,123

Common Stock and warrants issued for services	446,667	447	68,354	-	68,801

Common stock and warrants issuance	1,600,000	1,600	398,400	-	400,000

Net loss	-	-	-	(1,166,771)	(1,166,771)
Balance, December 31, 2011	56,428,039	56,428	3,076,666	(6,827,964)	(3,694,870)

Common stock and warrants issued in connection with debt retirement	4,319,906	4,321	527,173	-	531,494

Employee stock options issued vesting over 3 years	-	-	11,961	-	11,961

Warrants issued in connection with debt requirements	-	-	134,741	-	134,741

Common Stock and warrants issued for services	560,331	560	132,679	-	133,239

Options exercised for common stock purchase	31,206	31	69	-	100

Common stock and warrants issuance	4,580,000	4,580	1,140,420	-	1,145,000

Net loss	-	-	-	(579,114)	(579,114)
Balance, June 30, 2012	65,919,482	$65,920	$5,023,709	$(7,407,078)	$(2,317,449)

See accompanying Notes to Condensed Consolidated Financial Statements.

THE GUITAMMER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended
	June 30,
	2012	2011
Cash flows from operating activities
Net loss	(579,114)	(444,268)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation and amortization	17,137	18,807
Stock-based compensation	130,989	-
Warrants issued in connection with debt requirements	134,741	-
Employee stock options	11,961	-

Changes in assets and liabilities
Accounts receivable	(52,127)	22,249
Inventory	(335,800)	184,909
Prepaid expenses	48,576	(9,759)
Accounts payable and accrued expenses	(135,353)	157,114
Deferred revenue	(61,149)	(8,436)
Net cash used in operating activities	(820,139)	(79,384)

Cash flows from investing activities
Purchase of property and equipment	(3,850)	(279)
Net cash used in investing activities	(3,850)	(279)

Cash flows from financing activities
Proceeds from stock and warrants	1,145,000	-
Proceeds from options exercised	100	-
Payment of capital lease obligation	-	(515)
Proceeds from debt	338	35,627
Payment of debt	(111,298)	-
Net cash provided by financing activities	1,034,140	35,112

Net increase (decrease) in cash and cash equivalents	210,151	(44,551)
Cash and cash equivalents, beginning of period	55,132	65,922
Cash and cash equivalents, end of period	265,283	21,371

Supplemental disclosure of cash flow information
Cash paid during the period for
Interest	$96,266	$129,170
Income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities
Issuance of common stock in connection with debt retirement	$531,494	$-
Issuance of common stock and warrants for professional services	$133,239	$-
Debt issued for professional services	$-	$35,000

See accompanying Notes to Condensed Consolidated Financial Statements.

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

Basis of Presentation
All significant inter-company transactions and accounts have been eliminated in consolidation.

Interim Financial Reporting
In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements reflect all adjustments that are necessary for a fair presentation of the financial results.  All such adjustments reflected in the unaudited interim condensed consolidated financial statements are considered to be of a normal and recurring nature. The results of the operations for the three and six months ended June 30, 2012 and 2011 are not necessarily indicative of the results to be expected for the whole year.  Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

Interim Financial Reporting
In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements reflect all adjustments that are necessary for a fair presentation of the financial results.  All such adjustments reflected in the unaudited interim condensed consolidated financial statements are considered to be of a normal and recurring nature. The results of the operations for the three and six months ended June 30, 2012 and 2011 are not necessarily indicative of the results to be expected for the whole year.  Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Accounts receivable are uncollateralized customer obligations due under normal trade terms generally requiring payment within 30 days from the invoice date. The Company recorded an allowance of approximately $23,600 at June 30, 2012 and December 31, 2011.

Inventory
Inventory, consisting of finished goods, is stated at the lower of cost or market.  Cost is determined using the weighted average method.  Inventory that is determined to be obsolete or not sellable is expensed immediately.  The Company recorded a reserve  for obsolete items of $10,415 at June 30, 2012 and December 31, 2011.

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

Deferred Revenue
The Company received prepayment for products from some of its customers as the Company requires prepayment before goods are shipped to all international customers.   As of June 30, 2012 and December 31, 2011 the Company had deferred revenue of $138,090 and $199,239, respectively.  The Company recognizes revenue and decreases deferred revenue upon delivery of products.

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

There were no uncertain tax positions at June 30, 2012 or December 31, 2011, as the Company’s tax positions for open years meet the recognition thresholds of more likely than not to be sustained upon examinations.  Tax returns for the years 2008 through 2011 are currently open to examination.  Tax returns prior to 2008 are no longer subject to examination by tax authorities.

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

The carrying amount reported in the balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.  The fair value of the long term debt and revolving line of credit at June 30, 2012 and December 31, 2011 approximated the carrying amount and were determined on a Level 2 measurement.

1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Black-Scholes valuation model is used to estimate the fair value of the warrants. The significant assumptions considered by the model were the remaining term of the warrants, the per share stock price of $.20 at June 30, 2012 and December 31, 2011, a risk free treasury rate for 3 years of .41% and an expected volatility of 60%.  At June 30, 2012 and December 31, 2011, the fair value of warrants approximated the carrying amount and were determined on a Level 2 measurement.

Advertising
Costs of advertising and marketing are expensed as incurred.  Advertising and marketing costs were $14,807 and $2,420 for the six month periods ending June 30, 2012 and 2011, respectively.

Shipping and Handling
Shipping and handling costs of $70,629 and $73,357 for the six month periods ending June 30, 2012 and 2011, respectively, are included in general and administrative expenses in the statements of operations.

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

	June 30,	December 31,
	2012	2011
Potentially dilutive securities:
Outstanding time-based stock options	42,381,401	42,068,497
Outstanding time-based warrants	8,913,178	3,196,934

Stock Based Compensation
Share-based compensation is measured as the fair value of the award at its grant date based on the estimated number of awards that are expected to vest and is recorded over a defined service period. Compensation expense is recognized based on the estimated grant date fair value method using a Black-Scholes valuation model. It is the Companys policy to recognize expense using the straight-line method over the vesting period.

Recently Issued Accounting Standards
In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. Generally Accepted Accounting Principles and International Financial Reporting Standards (“IFRSs”).   This standard updates accounting guidance to clarify the measurement of fair value to align the guidance and improve the comparability surrounding fair value measurement within GAAP and IFRSs.  The standard also updates requirements for measuring fair value and expands the required disclosures.  The standard does not require additional fair value measurements and was not intended to establish valuation standards or affect valuation practices outside of financial reporting.  This standard was effective for the Company on January 1, 2012.  The Company has updated their disclosures as a result of this.

1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

2 -  GOING CONCERN

The Company has incurred net losses, negative cash flows from operating activities, and has an accumulated deficit of approximately $7.4 million at June 30,  2012.  In addition, at June 30, 2012 the Company had a cash balance of $265,283 and working capital deficiency of approximately $1.7 million.  The Company has relied upon cash from its financing activities to fund its ongoing operations as it has not been able to generate sufficient cash from its operating activities in the past and there is no assurance it will be able to do so in the future.  Unless the Company can obtain additional cash resources, these factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

3 -  PROPERTY AND EQUIPMENT, NET

	June 30,	December 31,
	2012	2011
Equipment and electronics	$179,728	$176,672
Furniture and fixtures	20,257	19,464
Leasehold improvements	12,313	12,313
	212,298	208,449
Less accumulated depreciation	(197,230)	(194,434)
Property and equipment, net	$15,068	$14,015

Depreciation expense for the three month period and six month period ended  June 30, 2012 was $1,430 and $2,797 respectively.  Depreciation expense for the three month period and six month period ended  June 30, 2011 was $2,238 and $4,467 respectively.

4 – DEFERRED FINANCING COSTS, NET

	June 30,	December 31,
	2012	2011
Deferred financing costs	$104,807	$104,807
Less Accumulated Amortization	70,968	(60,282)
Deferred financing costs, net	$33,839	$44,525

Amortization expense for Deferred Financing Costs for the three month period and six month period ended  June 30, 2012 was $5,343 and $10,686, respectively.  Amortization expense for the three month period and six month period ended  June 30, 2011 was $5,343 and $10,686 respectively.

5 -  LINE OF CREDIT

The Company has entered into an unsecured line of credit arrangement with Key Bank, which carries a maximum possible loan balance of $40,000 at an annual interest rate of 6.25% and is due on demand.  As of June 30, 2012 and December 31, 2011, the Company had borrowed $39,523.

6 – ACCRUED EXPENSES

 Accrued expenses consisted of the following at June 30, 2012 and December 31, 2011:

	June 30,	December 31,
	2012	2011
Accrued Payroll	$4,305	$31,522
Accrued Interest	88,823	112,139
Warrant Liability	234,371	234,371
Deferred rent	1,038	7,268
Miscellaneous accrued expenses	43,529	38,647
	$372,066	$423,947

As more fully described in footnote 8, the Company has recorded a warrant liability of $234,371 as of June 30, 2012 and December 31, 2011, which is based on the Black-Scholes valuation model to estimate the fair value of the warrants. The significant assumptions considered by the model were the remaining term of the warrants, the per share stock price of $.20 at June 30, 2012 and December 31, 2011 respectively, a risk free treasury rate for 3 years  of .41% and an expected volatility of 60%.

7 -  DEBT

Debt payable to related parties is as follows:

	June 30,	December 31,
	2012	2011
Notes payable to two stockholders in original amounts of $300,000 at an interest rate of 12%. Notes were due no later than June 30, 2012. On November 17, 2011, $39,622 of the balance on the notes was converted to common stock at a price of $.04661 per share and 255,889 stock options were forfeited as a condition of the conversion.  On January 31, 2012, the remaining balances on the notes were converted to shares of stock.  $158,489 of the notes were converted at a price of .$25 per share  and $39,622 of the notes were converted at $.04661 per share with 255,889 stock options were forfeited as a condition of conversion.
	$-	$198,111

Note payable to Forest Capital, an affiliate of the Walter J. Doyle Trust, a stockholder, in the original amount of $250,000 at an annual interest rate of 10%. Effective December 13, 2009, the annual interest rate increased to 20%. On December 21, 2011, $100,000 of the note was converted to shares of stock at a price of $.25 per share and the note was amended decreasing the annual interest rate to 8% with interest payable annually on January 3rd and with the principal balance due on January 3, 2014.	150,000	150,000

Note payable to Julie E. Jacobs Trust in the original amount of $100,000 at an annual interest rate of 20%. Effective September 26, 2010, the annual interest rate increased to 30% with the note payable on demand. On December 21, 2011, note was amended decreasing the annual interest rate to 8% with interest payable annually on January 3rd and with the principal balance due on January 3, 2014.	100,000	100,000

Note payable to Thelma Gault, a stockholder, in the original amount of $800,000 at an interest rate of 10%. The loan is collateralized by all assets of the Company, and on April 25, 2008 signed an agreement in which her collateralization is shared with the State of Ohio. On November 18, 2010, Thelma Gault signed an agreement subordinating up to $700,000 of debt to the Walter Doyle Trust and the Julie Jacobs Trust and to Standard Energy through the Julie Jacobs Trust. Note is due on May 1, 2014.	584,351	584,352

Total debt payable to related parties	$834,351	$1,032,463
Less current portion of debt payable to related parties	446,217	569,929
Long term debt payable to related parties	$388,134	$462,534

7 -  DEBT (Continued)

	June 30,	December 31,
Other debt is as follows:	2012	2011
Note payable to Ohio Innovation Loan Fund at an interest rate of 8%.  Monthly payments of principal, interest, escrow, and service fees are based on the loan agreement.  The loan is collateralized by all assets of the Company, and this collateralization is shared with the Thelma Gault per agreement signed on April 25, 2008. On November 29, 2010, The Direct of Development for the State of Ohio signed an agreement subordinating up to $700,000 of debt to the Walter Doyle Trust and the Julie Jacobs Trust and to Standard Energy through the Julie Jacobs Trust.  Note was modified extending the due date to July 2014.
	$570,832	$659,969

Notes payable to Merrill Lynch in the original amount of $400,000, with interest payable at Libor plus .56%. In addition, this debt is guaranteed 50% each by the Walter J. Doyle Trust and the Julie E. Jacobs Trust. As compensation for their guarantees, the trusts receive 4% per annum and share a first position lien on all assets. The note is due on demand.	397,735	397,059

Notes payable to four different investors in the original amount of $250,000 at an interest rate of 12%. Note is due no later than June 30, 2012. On January 31, 2012, all of these notes except for a $75,000 note were converted to shares of stock at a price of $.25 per share.	75,000	193,866

Note payable to Joseph Albert in the original amount of $100,000 at an annual interest rate of 7%. This note is convertible at the note holder’s option into 400,000 shares of common stock. The note is due on demand. During June, 2012 this note was converted to shares of stock at a price of $.25 per share.	-	100,000

Note payable to John Robison in the original amount of $50,000 at an annual interest rate of 7%. This note is convertible at the note holder’s option into 250,000 shares of common stock. The note is due on demand. During June, 2012 this note was converted to shares of stock at a price of $.25 per share.	-	50,000

Convertible Note payable to Carl Generes in the original amount of $35,000 which is not interest bearing. Note is due no later than February 23, 2012 and is for legal services related to SEC filings to occur in 2011. On January 31, 2012, this note was converted to shares of stock at a price of $.0213 per share.	-	35,000
Other debt	$1,043,567	$1,435,894
Less current portion of debt payable to non-related parties	754,812	1,435,894
Long term debt payable to non-related parties	$288,755	$-

7 -  DEBT (Continued)

The principal maturities of the notes payable for the next five years and in the aggregate are as follows:

Period ending
June 30,
2012	$1,201,029
2013	676,889
2014	-
2015	-
2016	-
$1,877,918

The Company is not in compliance with certain debt covenants and has not received waivers from the lender.  As a result, the note payable with an outstanding balance of $75,000 as of June 30, 2012, is classified as current in the accompanying balance sheets.

Conversion of debt
During the period ended June 30, 2012 and the year ended December 31, 2011, certain debt instruments were converted to equity. Prior to conversion, some of these debt instruments were modified to include a debt conversion feature. Based on the terms of the transactions, these modifications and conversion were treated as equity transactions.

The following table lists debt that was converted during the year ended December 31, 2011:

7 -  DEBT (Continued)

	Conversion of Debt Table
	Debt	Accrued Interest	Total	Stock issued
Note Converted	Extinguished	Extinguished	Extinguished	Shares
Partial Conversion of Eric Roy Note due June 30, 2012	$39,622	$-	$39,622	850,000

Note payable to Richard Luden, no maturity date	82,000	-	82,000	328,000

Note payable to Doyle Trust, due on Demand	-	19,719	19,719	78,876

Note payable to Doyle Trust, due on Demand	149,693	37,864	187,557	750,229

Note payable to Doyle Trust, due on Demand	25,000	3,027	28,027	112,108

Note payable to Forest Capital, due on Demand	100,000	98,495	198,495	793,972

Note payable to Julie Jacobs Trust, due on Demand	-	19,719	19,719	78,876

Note payable to Julie Jacobs Trust, due on Demand	-	47,345	47,345	189,381

Note payable to Standard Energy, due on Demand	149,693	37,864	187,557	750,228

Note payable to Standard Energy, due on Demand	100,000	12,082	112,082	448,328
	$646,008	$276,115	$922,123	4,379,998

7 -  DEBT (Continued)

The following table lists debt that was converted to common stock in the six month period ended June 30, 2012:

	Conversion of Debt Table
	Debt	Accrued Interest	Total	Stock issued
Note Converted	Extinguished	Extinguished	Extinguished	Shares
Eric Roy Note due June 30, 2012	$39,623	$4,358	$43,981	867,434

John Huston Note due June 30, 2012	39,622	2,774	42,396	169,583

Andrea Levenson Note due June 30, 2012	39,622	2,774	42,396	169,583

Gus Van Sant Note due June 30, 2012	39,622	2,774	42,396	169,583

Walter J. Doyle Note due June 30, 2012	39,622	2,774	42,396	169,583

Walter J. Doyle Note due June 30, 2012	118,867	8,321	127,188	508,751

Carl Generes Note due February 23, 2012	35,000	-	35,000	1,642,421

Standard Energy additional interest on note converted December 21, 2011	-	3,541	3,541	14,163

Walter Doyle Trust additional accured interest on note converted December 21, 2011	-	1,466	1,466	5,867

Forest Capital additional accrued interest on note converted December 21, 2011	-	23,234	23,234	92,938

Joseph Albert note due on demand converted June 8, 2012	85,000	-	85,000	340,000

John Robison note due on demand converted June 22, 2012	42,500	-	42,500	170,000
	$479,478	$52,016	$531,494	4,319,906

8 -  STOCKHOLDERS’ DEFICIENCY

Stock Sales
During the first six months of 2012, the company sold 4,580,000 shares of stock and warrants as a part of a private placement memorandum for $.25 per share.  Additionally, stock options were exercised for the purchase of 31,206 shares  at $.0032 per share.  During the second half of  2011, the Company  sold 1,600,000 shares of stock and warrants as a part of a private placement memorandum for $.25 per share.  The total cash raised was $1,145,000 and $400,000 for the first half of 2012 and the second half of 2011, respectively.  The stock warrants were issued as a part of stock sales and are exercisable at $.36 per share.

Options
On February 1, 2012, the Board approved a stock option plan and granted 600,000 stock options to three of its employees,  with an exercise price of $.25 per share with a vesting schedule of 60% on the first anniversary of the grant, 20% on the second anniversary of the grant and the final 20% on the third anniversary of the grant.  The following table summarizes the activity for all stock options:

	Number of Options	Range of Exercise Price	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Weighted Average Grant Date Fair Value
Outstanding options as of January 1, 2011	42,324,386	$.00320 -$.02131	$.01681	7.30	$.01296
Options granted	-
Options cancelled	(255,889)	$.02131	$.02131	3.36	$.00478
Outstanding options as of December 31, 2011	42,068,497	$.00320 -$.02131	$.01664	6.34	$.01301
Options granted	600,000	$.25000	$.25000	9.83	$.15203
Options cancelled	(255,889)	$.02131	$.02131	3.02	$.00478
Options exercised	(31,206)	$.00320	$.00320	.06	$.00018
Outstanding options as of June 30, 2012	42,381,402	$.00320 -$.25000	$.01993	5.92	$.01504

The following table provides information about options under the Plan that are outstanding and exercisable as of June 30, 2012:

	Options Outstanding		Options Exercisable
Exercise Price	As of June 30, 2012	Weighted Average Contractual Life Remaining	As of June 30, 2012
$.00320	10,806,326	7.16 years	10,806,326
$.02131	30,975,076	5.42 years	30,975,076
$.25000	600,000	9.58 years	-
	42,381,402		41,781,402

Included in the above table are 6,244,321 options to non-employees and 36,137,081 to officers, directors and employees of the Company.

8 -  STOCKHOLDERS’ DEFICIENCY (continued)

Warrants
The Company has 8,913,178 and 3,196,934  warrants outstanding as of June 30, 2012 and December 31, 2011, respectively.   For the six month period ending June 30, 2012; 4,580,000 warrants were issued in connection with the sale of common stock, 656,250 warrants were issued with an exercise price of $.005 relating to the terms of certain debt instruments and the Company’s also issued 480,000 warrants in exchange for services.  The expiration date of 225,006 warrants was extended to July, 2014 and reduced by 6 to 225,000 warrants as a part of a debt to stock conversion agreement.   For the period ending December 31, 2011; 1,600,000 warrants issued in connection with the sale of common stock,  225,006 warrants were issued with an exercise price of $.25 relating to the terms of certain debt instruments and the Company’s redomiciling to the state of Nevada, and the Company also issued 80,000 warrants in exchange for services.

This table summarizes the activity for all warrants:

	Number of Warrants	Exercise Price	Expiration date
Outstanding Warrants as of
January 1, 2011	1,291,928	$.02131	July, 2015
Warrants Granted	600,000	$.36000	July, 2013
	400,000	$.36000	October, 2013
	440,000	$.36000	November, 2013
	240,000	$.36000	December, 2013
	225,000	$.25000	July, 2014
Outstanding Warrants as of		$.02131-	Expiration dates
December 31, 2011	3,196,928	$.36000	as listed above
Warrants Granted	656,250	$.00500	May, 2013
	940,000	$.36000	January, 2014
	500,000	$.36000	February, 2014
	300,000	$.36000	March, 2014
	2,300,000	$.36000	April, 2014
	400,000	$.36000	May, 2014
	620,000	$.36000	June, 2014
Outstanding Warrants as of		$.02131-	Expiration dates
June 30, 2012	8,913,178	0.36000	as listed above

The warrants for 1,219,928 shares issued prior to January 1, 2011, include certain provisions that protect the holders from a decline in the stock price of the Company. As a result of those provisions, the Company recognizes the warrants as liabilities at their fair values on each reporting date.

As shown in footnote 6, the Company has recorded a warrant liability of $234,371 as of June 30, 2012 and December 31, 2011, which is based on the Black-Scholes valuation model to estimate the fair value of the warrants. The significant assumptions considered by the model were the remaining term of the warrants, the per share stock price of $.20 at June 30, 2012 and December 31, 2011,  a risk free treasury rate for 3 years of  .41% and an expected volatility of 60%.

9 -  COMMITMENTS

On September 1, 2009, the Company entered into a four year lease for the rental of the office and warehouse space.  The lease expires on August 31, 2013.  This lease was previously incorrectly reported as a 3 year lease expiring August 31, 2012.  Under the terms of the lease, the Company’s future minimum rental payments are $42,492 for 2012 and $56,656 for 2013.

Total rent expense under operating leases for the periods ending June 30, 2012 and 2011 amounted to approximately $36,262 and $39,967, respectively.

Stock and warrants issued for services

During the six months ending June 30, 2012, the Company issued 560,331 shares of common stock and 480,000 warrants for consulting services valued at $133,239.

During 2011, the Company issued 446,667 shares of common stock and 80,000 warrants valued at $68,801, which represents the stock price on the date of issue.

On November 16, 2011, the Company entered into a 3 month agreement with Scott Watters for advisory services.  Under the terms of the agreement, Mr. Watters will be compensated at a rate of 40,000 shares of common stock and 40,000 warrants per month.  The agreement was extended through July 31, 2012  with the same  compensation arrangement of 40,000 shares of common stock and 40,000 warrants per month.

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

On February10, 2012, the Company entered into a 3 month agreement with John Ertman for advisory services.  Under the terms of the agreement, Mr. Ertman will be compensated at a rate of 40,000 shares of common stock and 40,000 warrants per month.  The agreement was extended through December 31, 2012  with the same  compensation arrangement of 40,000 shares of common stock and 40,000 warrants per month.

10 - CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable.  Receivables are stated at the amounts management expects to collect from outstanding balances.  Generally, the Company does not require collateral or other security to support contract receivables.

The Company had one major customer for the period ending June 30, 2012 and 2011.  A major customer is defined as one that purchases ten-percent or more in a reporting period.  Net sales for the period ending June 30, 2012 and 2011 include sales to major customers as follows:

	Six months ending June 30,
Customer	2012	2011
Palliser Furniture	18.2%	-
Son-Video.com	4.0%	10.0%
Amazon.com	3.1%	10.0%

In addition, Palliser Furniture accounted for 41% of the total accounts receivable balance at June 30, 2012 and was not a customer at June 30, 2011.

The Company had major suppliers in each of the reporting periods presented.  A major supplier is defined as one that provides ten-percent or more of total cost-of-sales in a particular reporting period or has an outstanding account payable balance of ten-percent or more as of the reporting period.

	Six months ending June 30,		Year Ending December 31,
	2012		2011
	Purchases During Period	Account Payable Percentage at end of Period	Purchases During Period	Account Payable Percentage at end of period
Actiway Industrial Co.	52%	21%	12%	20%
Eminence Speaker LLC	32%	43%	51%	39%
Sonavox Canada, Inc.	14%	23%	27%	29%

11 - RELATED PARTY TRANSACTIONS

One of the Company’s shareholders is also a note holder and a minority shareholder of a major supplier to the Company.  This shareholder is a note holder who also owns 2,590,098 shares of the Company’s common stock and options to purchase another 3,276,630 shares, and is a minority shareholder in Eminence Speaker, LLC, a major supplier to the Company.

12 –OTHER ASSETS

Other assets principally consist of patents and trademarks related to the ButtKicker products. The assets are being amortized over 10 years based on the estimated useful lives of the patents and trademarks.   Amortization of the intangible assets, which is included in general and administrative expenses, was approximately $3,654 for the six month periods ended June 30, 2012 and 2011, respectively.  The estimated future amortization expense for intangible assets is approximately $7,000 per year from 2012 through 2014, $6,000 in 2015 and $8,000 thereafter.

13 –INCOME TAXES

The Company accounts for income taxes under the asset and liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of differences between the carrying amounts and the tax basis of the assets and liabilities. No provision has been recorded for a deferred tax asset due to net operating losses and full valuation allowances against deferred income taxes.

14 –SUBSEQUENT EVENTS

Since June 30, 2012, the Company has sold shares of stock and paid for services provided for a total of 280,000 shares of stock and 280,000  warrants at a price of $.25 per share.  The services provided that were paid with stock and warrants were $30,000.   Total cash raised from stock and warrant sales and through the exercise of warrants was $40,000.  The stock warrants were issued as a part of stock sales and are exercisable at $.36 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTSOF OPERATIONS

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

Critical  Accounting Policies and Estimates “Management’s Discussion and Analysis of Financial Condition and Results of Operations” discusses our interim condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these interim condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the interim condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. A summary of our significant accounting policies is included in the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2011.

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

Accounts receivable are uncollateralized customer obligations due under normal trade terms generally requiring payment within 30 days from the invoice date. The Company recorded an allowance of approximately $23,600 at June 30, 2012 and December 31, 2011.

Inventory

Inventory, consisting of finished goods, is stated at the lower of cost or market.  Cost is determined using the weighted average method.  Inventory that is determined to be obsolete or not sellable is expensed immediately.  The Company recorded a reserve  for obsolete items of $10,415 at June 30, 2012 and December 31, 2011.

Revenue Recognition

The Company recognizes revenue from the sale of its products when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed and determinable, and collectability is reasonably assured.

Deferred Revenue

The Company received prepayment for products from some of its customers as the Company requires prepayment before goods are shipped to most international customers.   As of June 30, 2012 and December 31, 2011 the Company had deferred revenue of $138,090 and $199,239, respectively.  The Company recognizes revenue and decreases deferred revenue upon delivery of products.

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

There were no uncertain tax positions at June 30, 2012 or December 31, 2011, as the Company’s tax positions for open years meet the recognition thresholds of more likely than not to be sustained upon examinations.  Tax returns for the years 2008 through 2011 are currently open to examination.  Tax returns prior to 2008 are no longer subject to examination by tax authorities.

Shipping and Handling

Shipping and handling costs of $70,629 and $73,357 for the six month periods ending June 30, 2012 and 2011, respectively, are included in general and administrative expenses in the statements of operations.

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

RESULTS OF OPERATIONS

Six months ended June 30, 2012

All references belowto per share and shares of Common Stock of the Company reflect the Reorganization.

Results of Operations

Revenue increased $93,399 or 9.5%, to $1,072,971 for the six months ended June 30, 2012, compared to revenue of $979,572 for the six months ended June 30, 2011.  During the six months ended June 30, 2012, the Company did not significantly change our product line, our distributions channels or our pricing.   Management believes our increase in revenues is primarily attributable to an increase in organic growth due to word of mouth and customer referrals which have resulted in an increased demand for ButtKicker brand products.  Additionally, the Company did secure an  original equipment manufacturer customer in fiscal year 2011,Palliser Furniture Upholstery LTD, and began to ship product to them in first quarter of 2012 which also contributed to the sales increase.  However, management believes revenues for the six months ended June 30, 2012, could have been significantly larger, but product from a key supplier that was scheduled to arrive in mid-June 2012  was in transit at June 30, 2012 and did not arrive until the third quarter of 2012.  Backorders at June 30, 2012 were in excess of $200,000. Management believes that the effect of the  equity capital raised from its Private Placement offering will be to increase inventory levels and reduce backorders during the remaining months of FY2012.

The Company experiences some seasonality in sales as the 1st quarter and 4th quarter of the year typically experience higher sales volumes attributable to the holiday season and the increase in consumer electronic sales after the holiday season.

Cost of goods sold increased $32,539, approximately 5.5%, to $621,489, for the six months ended June 30, 2012, compared to cost of goods sold of $588,950 for the six months ended June 30, 2011. The 5.5% increase in the cost of goods sold for the six months ending June 30, 2012is less than the 9.5% increase in revenue for the same time period, due to variations in the sales mix of products sold as the profit margin on some products arehigher.

Gross profit increased by $60,860 or 15.6% to $451,482 for the six months ended June 30, 2012, compared to gross profit of $390,622 for the six months ended June 30, 2011. Our gross margin percentage increased to approximately 42% for the six months ended June30, 2012 compared to 40% for the six months ended June 30, 2011.  The increase  in gross margin of 2% was the result of the sale of more products with higher profit margins in the six months ended June 30, 2012compared tothe sixmonths ended June 30, 2011.

General and administrative expenses increased $228,425, or 38%, to $822,641 for the six months ended June 30, 2012, compared to general and administrative expenses of $594,216 for the six months ended June 30, 2011primarily due to the increase instock warrant expenses and professional fees. Significant variations within the general and administrative expenses were as follows:

	June 30,	June 30,	Increase
	2012	2011	(Decrease)
Stock warrant expense	$134,741	$8,337	$126,404
Professional fees	235,668	112,706	122,962
Advertising and marketing	14,807	2,420	12,387
Duty and custom fees	17,565	9,868	7,697
Bad Debts	-	21,021	(21,021)
License and permits	21,163	36,048	(14,885)
Payroll	203,325	207,994	(4,669)
All other general & admin. expenses	195,372	195,822	(450)
	$822,641	$594,216	$228,425

Stock warrant expense increased by approximately $126,000 in the six months ended June 30, 2012 compared to the six months ended June 30, 2011 due to the charge to expense for stock warrants issued to note holders relating to the terms of certain debt instruments.  Professional fees increased by approximately $123,000 for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 primarily due to an increase of approximately $145,000 in consulting expenses associated with raising capital and investor relations.  Advertising and Marketing increased approximately $12,000 due to an increase in advertising, contracted web-site improvements and an increase in press releases due to being a public company in the first six months of 2012, but not in 2011.  Duty and custom fees increased by approximately $7,700 due to the fact the Company brought in more inventory during the period ending June 30, 2012 than June 30, 2011.  Bad debts expense decreased byapproximately $21,000 for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 due to the bankruptcy of a large customer in the six months of 2011 and no additional reserve against bad debts being needed in the first six months of 2012.  License and permits decrease by approximately $15,000 in the six months ended June 30,2012 compared to the six months ended June 30, 2011, due primarily to a charge of approximately 13,000 in 2011 for use of the NASCAR logo.  The Company was able to eliminate this charge in the fourth quarter of 2011 when it received a credit from NASCAR.  This charge did not recur in 2012.  Payroll expense decreased by approximately $5,000 in the six months ended June 30, 2012 compared to the six months ended June 30, 2011, due to a staff reduction of 2.5 full-time equivalent employees in the second half of 2011, which reduced payroll by approximately $44,000 for the six months ending June 30, 2012, partially offset by approximately $27,000 more payroll charged to Research and Development for the six months ending June 30, 2011, which is consistent with the Company’s Research and Development polices, and partially offset by $11,900 in additional expense in 2012 for the cost of employee stock options.

Research and development expenses increased $40,340 to $72,341 for the six months ended June 30, 2012, compared to $32,001 for the six months ended June 30, 2011.  Increased Research and Development expense has resulted from an increase in field testing of our patented “ButtKicker Live!” broadcast technology with a professional sports team.

Loss from operations increased by $207,905 or 88% for the six months ended June 30, 2012 to $443,500 as compared to $235,595 for the sixmonths ended June30, 2011. The increase was caused primarily by the increase of approximately $126,000 in non-cash stock warrant expenseand by the increase of approximately $123,000 in non-cash professional fees as shown on the table above.

Interest expense decreased $73,068 or 35%, to $135,652 for the six months ended June 30, 2012, compared to interest expense of $208,720 for the six months ended June 30, 2011. The decrease was due primarily to the conversion of debt to equity as illustrated in Notes to the financial statements, Note number 7.

Our net loss increased $134,846 for the six months ended June 30, 2012. We had net loss of $579,114 (or basic and diluted net loss per share of $0.01) for the six months ended June 30, 2012, compared to net loss of $444,268 (or basic and diluted net loss per share of $0.01) for the six months ended June 30, 2011. The increase in net loss was attributable to the increase in stock warrant expense, professional fees and research and development partially offset by the increase in gross margin dollars, the decrease in interest expense, bad debts, payroll expense and other general and administrative expenses.

The following table sets forth EBITDA and adjusted EBITDA for the Company, which is a non-GAAP measurement.  EBITDA is defined as earnings (loss) beforenet interest expense, taxes, depreciation and amortization.  Adjusted EBITDA is defined as earnings before net interest expense, income taxes, depreciation, amortization, stock warrant expense, payment of stock and warrants to consultants and employee stock-based compensation. Although EBITDA and Adjusted EBITDA are not measures of performance calculated in accordance with generally accepted accounting principles (“GAAP”), management believes that these non-GAAP measures will allow for a better evaluation of the operating performance of the business and facilitate meaningful comparison of the results in the current period to those in prior periods and future periods.  However, investors should not consider these measures in isolation or as a substitute for net income, operating income, or any other measure for determining the Company’s operating performance that is calculated in accordance with GAAP.  A reconciliation of EBITDA and Adjusted EBITDA to the most comparable GAAP financial measure, net loss, follows:

For the six months ended:

	June 30	June 30
	2012	2011
Net Loss	$(579,114)	$(444,268)
Adjustments
Interest Expense	135,652	208,720
Depreciation and Amortization	6,451	8,121
Taxes	-	-
EBITDA	(437,011)	(227,427)
Less non-cash expenses from:
Stock warrant expense	134,741	-
Payment of stock and warrants to consultants	130,989	-
Employee stock options expense	11,961	-
Adjusted EBITDA	$(159,320)	$(227,427)

EBITDA decreased $209,584 or 92% to $(437,011) for the six months ended June 30, 2012, compared to EBITDA of $(227,427) for the six months ended June 30, 2011. The decrease in 2012 EBITDA was the result of non-cash items, specifically, the increase in stock warrant expense and consultant fees paid with stock and warrants as mentioned above offset partially by the drop in interest expense.

Adjusted EBITDA, increased $68,107or 30% to $(159,320) for the six months ended June 30, 2012, compared to EBITDA, net of above listed non-cash items of $(227,427) for the six months ended June 30, 2011. The increase in EBITDA, net of above listed non-cash items was primarily attributable to an increase in revenue and gross profit and a decrease in interest expense offset partially by an increase in research and development.

Three months ended June 30, 2012 and June 30, 2011

Results of Operations

Revenue increased $63,526 or 23%, to $343,833 for the three months ended June 30, 2012, compared to revenue of $280,307 for the three months ended June 30, 2011. Management believes our increase in revenues is primarily attributable to an increase in organic growth due to word of mouth and customer referrals which have resulted in an increased demand for ButtKicker brand products.

Cost of goods sold increased $22,877, approximately 13%, to $199,048 for the three months ended June 30, 2012, compared to cost of goods sold of $176,171 for the three months ended June 30, 2011.   The 13% increase in the cost of goods sold for the three months ending June 30, 2012  was well below the 23% increase in revenue for the same time period due to the sale of higher margin goods in the three months ending June 30, 2012 compared to June 30, 2011.

Gross profit increased by $40,649 or 39% to $144,785 for the three months ended June 30, 2012 compared to gross profit of $104,136 for the three months ended June 30, 2011.   The 39% increase in Gross profit was well above the 23% increase in revenue due to the sale of higher margin goods in the three months ending June 30, 2012 compared to June 30, 2011.

General and administrative expenses increased $77,605, or 31%, to $331,290 for the three  months ended June 30, 2012, compared to general and administrative expenses of $253,685 for the three months ended June 30, 2011.   The increase was mostly due to the increase in non-cash professional fees associated with raising capital and investor relations.

Research and development expenses increased $7,212or 52% to $20,992for the three months ended June 30, 2012,compared to $13,780 for the three months ended June 30, 2011.  Increased Research and Development expense has resulted from an increase in field testing of our patented “ButtKicker Live!” broadcast technology with a professional sports team.

Interest expense decreased $38,217 or 33%, to $77,915 for the three months ended June 30, 2012, compared to interest expense of $116,132 for the three months ended June 30, 2011. The decreasewas due primarily to the conversion of debt to equity as illustrated in Notes to the financial statements, Note number 7.

Our net loss increased $5,913 for the three months ended June 30, 2012.  We had net loss of $285,374 (or basic and diluted net loss per share of $0.004) for the three months ended June 30, 2012, compared to net loss of $279,461 (or basic and diluted net loss per share of $0.006) for the three months ended June 30, 2011.

Liquidity and Capital Resources

Total current assets were $728,812 as of June 30, 2012, consisting of cash of $265,283, net accounts receivable of $53,246, inventory of $392,027 and prepaid and other current assets of $18,256. Current assets increased by $549,502 compared to current assets of $179,310 as of December 31, 2011.

Total current liabilities were $2,450,713 as of June 30, 2012, consisting of accounts payable of $700,005, accrued expenses of $372,066, current maturities of long-term debt of $1,201,029 and other current liabilities of $177,613. Current liabilities decreased by $1,055,561 compared to current liabilities of $3,506,274 as of December 31, 2011.

The working capital deficit decreased by $1,605,063 or 48% to $(1,721,901) for the six months ending June 30, 2012 compared to the working capital deficit of $(3,326,964) at December 31, 2011.

Cash Flows during the Six Months Ended June 30, 2012

During the six months ended June 30, 2012 we had a net increase in cash and cash equivalents of $210,151primarily consisting of net cash provided by financing activities of $1,034,140 and net cash used by operating activities of $820,139.

Net cash used by operating activities was $820,139 for the six months ended June 30, 2012, consisting of an increase in: accounts receivable of $52,127, inventory of $335,800,and decreases in: accounts payable and accrued expenses of $135,353, prepaid expenses of $48,576, and deferred revenue of $61,149. These changes were reduced by net loss of $579,114 which had adjustments for depreciation and amortization of $17,137, stock-based compensation of $130,989, warrants issued in connection with debt requirements  of $134,741 and employee stock options of $11,961.

Net Cash used by investing activities was $3,850 for the six months ended June 30, 2012, consisting of the purchase of equipment.

Net cash provided by financing activities was $1,034,140 for the six months ended June 30, 2012, consisting of net proceeds from the sale of stock and warrants of $1,145,000, proceeds from options exercised of $100, and the proceeds of debt of $338, reduced by the payment of debt of $111,298.

The Company also expects to need approximately $1,700,000 of cash to purchase inventory: $800,000 within the next six months and $900,000 more within the succeeding 6 months. The company expects to generate the majority of these funds from operations.  We estimate that for the next 12 months we will also need $700,000 for debt service.

The Company historically has incurred net losses, negative cash flows from operating activities, and has an accumulated deficit of approximately $7.4 million at June 30, 2012. In addition, at June 30, 2012 the Company had a cash balance of approximately $265,283 and working capital deficiency of approximately $1.7 million.In both the near and long term, without additional financing, the Company is and will be in an illiquid position. The Company received cash through the sales of Common Stock and warrants to purchase Common Stock in the amount of $150,000 in the third quarter or 2011, $250,000 in the fourth quarter of 2011, $375,000 in the first quarter of 2012, $770,000 in the second quarter of 2012 and an additional $40,000 so far in the third quarter of 2012.  The Company believes that its operations exclusive of any research and development costs can become operationally cash flow positive by the end of the fourth quarter of 2012, assuming the Company raises an additional capital of $600,000 through the timely sales of stock.  The Company believes that the receipt of private placement equity will enable it to increase sales by purchasing adequate inventory to meet its existing sales demand and to be able to fulfill its backordered sales. There is no assurance that the Company will have any additional sales of stock or that the Company will be able to become operationally cash flow positive.

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

We believe the combination of increased advertising and marketing spending combined with more sales people can increase our product’s awareness, therefore increasing demand for our productsand allowing the Company to have sales staff to secure more sales.

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

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including Mark Luden, the Company's Chief Executive Officer ("CEO") and Richard Conn, the Company's Chief Financial Officer ("CFO") (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2012 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure, due to the material weaknesses described below.

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

Until such time as additional personnel arehired, the Company believes that it will continue to recognize a weakness in its internal controls and procedures. The Company’s plan is to hire additional personnel to properly implement a control structure when the appropriate funds become available. In the meantime, the Chief Executive Officer and Chief Financial Officer will continue to perform or supervise the performance of additional accounting and financial analyses and other post-closing procedures including detailed validation work with regard to balance sheet account balances, additional analysis on income statement amounts and managerial review of all significant account balances and disclosures, to ensure that the Company's Quarterly Report and the financial statements forming part thereof are in accordance with accounting principles generally accepted in the United States of America.

Changes in Internal Controls

During the six months ended June 30, 2012, there were no significant changes in internal controls of the Company, or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months period ended June 30, 2012, the Company sold in private placement transactions units of shares of common stock and warrants for $0.25 per unit. During this period, the Company sold units consisting ofa total of 3,080,000 shares of common stock and two-year warrants to purchase $3,080,000 shares of common stock (exercisable at $0.36 per share) for an aggregate consideration of $1,145,000. Also during this period, the Company issued units consisting of a total of 551,331 shares of common stock and two year warrants to purchase 480,000 shares of common stock (exercisable at $0.36 per share) for services rendered valued at an aggregate of $130,989 and  stock options were exercised for the purchase of 31,206 shares at $.0032 per share.

On June 8, 2012, the Company converted Joseph Albert’s $85,000 loan into 340,000 shares of stock at $.25 per share. As a condition of the conversion,the expiration date of his 150,000 warrants was extended from July 31, 2012 to July 31, 2014.

On June 22, 2012, the Company converted John Robison’s $42,500 loan into 170,000 shares of stock at $.25 per share. As a condition of the conversion, the expiration date of his 75,000 warrants was extended from July 31, 2012 to July 31, 2014.

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

Exhibit No.	Date of Document	Name of Document

2.0*	May 17, 2011	Agreement and Plan of Reorganization

3.0*	March 3, 1990	Articles of Incorporation of Guitammer-Ohio

3.1*	June 6, 2005	Certificate of Amendment of Guitammer- Ohio

3.2*	June 17, 2005	Certificate of Amendment of Guitammer- Ohio

3.3*		Code of Regulations of Guitammer - Ohio

3.4*	May 17, 2011	Articles of Incorporation of Guitammer- Nevada

3.5*		Bylaws of Guitammer - Nevada

4.0*	Sept. 30, 1999	1999 Non-Qualified Stock Option Plan, as amended

4.1*		Form of Option Agreement

4.2*	June 17, 2005	2005 Amendment to 1999 Non-Qualified Stock Option Plan

4.3**	July 14, 2011	Form of Warrant issued to The Walter J. Doyle Trust

4.4**	July 14, 2011	Form of Warrant issued to Standard Energy Company

10. 1*	Nov. 1, 2002	Richard B. Luden $82,000 Note

10.1A#	Dec 21, 2011	Richard Luden Conversion Agreement 82K

10. 2*	May 13, 2005	Note Purchase Agreement—Walter Doyle, John O. Huston and Eric Roy

10. 3*	Sept.1, 2007	First Amendment To Note Purchase Agreement—Walter Doyle, John O. Huston and Eric Roy

10. 4*	May 13, 2005	Walter J. Doyle $150,000 Note

10.4A*	September 1, 2007	Amended and Restated Walter Doyle Note

10.4B###	January 31, 2012	Walter Doyle 150k Jan 31 2012 Note Conversion Agreement

10. 5*	May 13, 2005	Eric Roy $100,000 Note

10.5A*	March 28, 2011	Agreement to Convert An Existing Note—Eric P. Roy

10.5B*	September 1, 2007	Eric Roy 9.4 Stock Options on 100K 0901207 note

10.5C*	May 13, 2005	Eric Roy 16 stock options 05132005

10.5D*	May 13, 2006	Eric Roy 16 Stock options 05132006

10.5E*	September 1, 2007	Amended and Restated Eric Roy Note

10.5F###	January 31, 2012	Eric Roy Jan 31 2012 Note Conversion Agreement

10.6*	May 13, 2005	John O. Huston $50,000 Promissory Note

10.6A*	September 1, 2007	John O. Huston 4.7 Stock options 09012007

10.6B*	May 13, 2005	John O. Huston 8 Stock Options 05132005

10.6C*	May 13, 2006	John O. Huston 8 Stock Options 05132006

10.6D*	September 1, 2007	Amended and Restated John O. Huston Promissory Note

10.6E###	January 31, 2012	John Huston Jan 31 2012 Note Conversion Agreement

10.7*	June 29, 2005	Note Purchase Agreement—Walter Doyle, Andrea L. Levenson and Gust Van Sant

10.8*	September 1, 2007	First Amendment To Note Purchase Agreement—Walter Doyle, Andrea L. Levenson and Gust Van Sant

10.9*	June 29, 2005	Walter J. Doyle $50,000 Promissory Note

10.9A*	September 1, 2007	Amended and Restated Walter Doyle Note

10.9B###	January 31, 2012	Walter Doyle 50K Jan 31 2012 Note Conversion Agreement

10.10*	June 29, 2005	Andrea Lerner Levenson $50,000 Promissory Note

10.10A*	September 1, 2007	Andrea Lerner Levenson 4.7 Stock Options on 50K 09012007 note

10.10B*	June 29, 2006	Andrea Lerner Levenson 8 stock options 62920006

10.10C*	June 29, 2005	Andrea Lerner Levenson 8 stock options 06292005

10.10D*	September 1, 2007	Amended and Restated Andrea L. Levenson Promissory Note

10.10E###	January 31, 2012	Andrea Levenson Jan 31 2012 Note Conversion Agreement

10.11*	June 29, 2005	Gust Van Sant $50,000 Promissory Note

10.11A*	September 1, 2007	Gust Van Sant 4.7 Stock Options on 50K 09012007 note

10.11B*	June 29, 2005	Gust Van Sant 8 Stock Options 06292005

10.11C*	June 29, 2006	Gust Van Sant 8 Stock Options 06292006

10.11D*	September 1, 2007	Amended and Restated Gust Van Sant Promissory Note

10.11E###	January 31, 2012	Gus Van Sant Jan 31 2012 Note Conversion Agreement

10.12*	July 19, 2005	Promissory Note --Opal Private Equity Fund, LP

10.12A*	September 1, 2007	Opal Private Equity Stock Warrants on 100K note

10.12B*	July 19, 2005	Opal 16 Stock Warrants 07192005

10.12C*	July 19, 2006	Opal 16 Stock Warrants 07192006

10.12D*	September 1, 2007	Amended and Restated Opal Promissory Note

10.13*	September 1, 2007	First Amendment To Note Purchase Agreement--Opal Private Equity Fund, LP

10.14*	July 19, 2005	Opal Private Equity Fund, LP $100,000 Note Purchase agreement

10.15*	July 3, 2005	Forest Capital $250,000 Working Capital Loan and Consulting Agreement

10.15A*	January 1, 2010	Forest Capital 214.7 options 01012010

10.15B#	December 21, 2011	Forest Capital Amended loan agreement 150k

10.15C##	February 1, 2012	Addendum to Conversion and Amended Loan Agreement with Forest Capital

10.15D&&	December 21, 2011	Forest Capital Conversion Agreement 250K

10.16*	May 5, 2003	Thelma Gault $800,000 Loan and Option Agreement

10.17*	January 31, 2008	First Amendment To Thelma Gault $800,000 Loan Agreement

10.18*	February 28, 2009	Second Amendment To Thelma Gault $800,000 Loan Agreement

10.19*	January 31, 2008	Thelma Gault $800,000 Amended and Restated Promissory Note

10.20*	November 18, 2010	Thelma Gault Subordination Agreement 1st Lien carve out

10.21*	March 9, 2009	Credit Facilitation Agreement—Walter J. Doyle Trust and Julie E. Jacobs Trust

10.21A*	February 26, 2009	Merrill Lynch Loan Application and acceptance

10.21B*	March 2009	Merrill Lynch Loan agreement

10.21C*	December 1, 2009	Revised Merrill Lynch Loan agreement

10.21D&&	December 21, 2011	Jacobs Trust Fee conversion agreement on 200k loan

10.21E&&	December 21, 2011	Doyle Trust Fee Conversion Agreement on 200k loan

10.22*	April 25, 2008	Ohio Innovation Loan Agreement

10.23*	April 25, 2008	Ohio Innovation Loan Security Agreement

10.24*	September 11, 2008	Ohio Innovation Loan Modification Agreement

10.24A*	September 17, 2009	Ohio Innovation Loan Modification Agreement 2nd mod

10.24B*	November 24, 2010	Ohio Innovation Loan Modification Agreement 3rd mod

10.25*	November 29, 2010	Ohio Innovation Loan Subordination Agreement

10.25A*	April 25, 2008	Ohio Innovation Loan Intercreditor agreement

10.25B*	April 25, 2008	Ohio Innovation Loan Cognovit promissory note

10.26*	April 7, 2010	Julie E. Jacobs Trust $100,000 Loan Agreement

10.26A#	December 21, 2011	Jacobs Trust Interest Conversion Agreement on 100K loan

10.26B#	December 21, 2011	Jacobs Trust Amended loan agreement 100K loan

10.27*	October 4, 2010	Amendment To Julie E. Jacobs Trust $100,000 Loan Agreement

10.28*	January 11, 2011	Joseph Albert $100,000 Convertible Promissory Note

10.29*	January 11, 2011	Joseph Albert $100,000 Convertible Promissory Note Extension Agreement

10.29B&&&	June 8, 2012	Joseph Albert Note Conversion Agreement

10.30*		Joseph Albert 50,000 Common Stock Purchase Warrants

10.30A*		Joseph Albert 100,000 Common Stock Purchase Warrants

10.30B&&&	June 8, 2012	Joseph Albert 150,000 Common Stock purchase Warrants

10.31*	October 5, 2010	Standard Energy Company $100,000 Loan Agreement and Promissory Note

10.31A#	December 21, 2011	Standard Energy Note Conversion Agreement

10.31B##	February 1, 2012	Addendum to Note Conversion Agreements with Standard Energy Company

10.32*	October 11, 2010	Doyle Trust $25,000 Promissory Note

10.32A*	October 5, 2010	Doyle Trust $25,000 Loan Agreement

10.32B##	February 1, 2012	Addendum to Note Conversion Agreements with The Walter J. Doyle Trust

10.32C&&	December 21, 2011	Doyle Trust Note Conversion Agreement 25K

10.33*	November 12, 2010	Walter J. Doyle Trust and Julie E. Jacobs Trust Inventory Financing Agreement

10.33A*	November 12, 2010	Jacobs Trust Stock 82.8 Options

10.34*	November 12, 2010	Walter J. Doyle Trust $150,000 Promissory Note

10.34A#	December 21, 2011	Doyle Trust Conversion Agreement 150K

10.34B##	February 1, 2012	Addendum to Note Conversion Agreements with The Walter J. Doyle Trust

10.35*	November 12, 2010	Standard Energy Company $150,000 Promissory Note

10.35A#	December 21, 2011	Standard Energy Note Conversion Agreement 100k

10.35B##	February 1, 2012	Addendum to Note Conversion Agreements with Standard Energy Company

10.36*	February 2, 2011	Robison Note Extension Agreement

10.36A*	July 10, 2010	Robison original promissory note

10.37*	February 2, 2011	Robison $50,000 Convertible Promissory Note

10.37A&&&	June 22, 2012	Robison Note Conversion agreement

10.38*		Robison Common Stock Purchase Warrants for 50,000 shares and 25,000 shares

10.38A&&&	June 22, 2012	Robison Common Stock Purchase Warrants for 75,000 shares

10.39*	February 24, 2011	Carl A. Generes $35,000 Promissory Note

10.40*	July 13, 2009	Lease Modification Agreement

10.40A*	January 18, 2006	Lease Agreement – original

10.40B **	April 10, 2008	First Lease Agreement Amendment

10.40C ***	August 11, 2011	(Second) Lease Modification Agreement

10.41&&	November 16, 2011	Watters Agreement November 2011

10.41A ****	February 9, 2012	Extension to Watters agreement January to March 2012

10.42&&	December 5, 2011	Jeff Paltrow dba Litehouse Capital Contractual Agreement December 2011

10.43&&	December 19, 2012	Cervelle Group marketing Agreement December 2011

10.44****	February 10, 2012	Ertman agreement January to March 2012

21.1*		List of Subsidiaries of the Registrant

31.1 &&&	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 &&&	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 &&&	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 &&&	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

*	Filed with the SEC on July 8, 2011 as Exhibits to Amendment No. 1 to the Company’s Form 10 Registration Statement and are incorporated herein by reference.

**	Filed with the SEC on July 28, 2011 as Exhibits to Amendment No. 2 to the Company’s Form 10 Registration Statement and are incorporated herein by reference.

***	Filed with the SEC on August 12, 2011 as Exhibit to Amendment No. 3 to the Company’s Form 10 Registration Statement and is incorporated herein by reference.

#	Filed with the SEC on December 23, 2011 as Exhibits to Form 8K

##	Filed with the SEC on February 2, 2012 as Exhibits to Form 8K

###	Filed with the SEC on February 6, 2012 as Exhibits to Form 8K

&&	Filed with the SEC on April 6, 2012 as Exhibits to Form 10K

****	Filed with the SEC on May 15, 2012 as Exhibits to Form 10Q

&&&	Filed with the SEC herewith.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Guitammer Company
(Registrant)

Date: August 10, 2012	By:	/s/ Richard E. Conn
Richard E. Conn