Form 10-Q
period 2012-09-30
Guitammer Co
filed 2012-10-31
CIK 1334126

UNITED STATES	OMB APPROVAL
SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549	OMB Number: 3235-0070 Expires: January 31, 2013 Estimated average burden hours per response . .187.2

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)  OF  THE SECURITIES  EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF 1934

For the transition period from____________to____________

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

As of October 30, 2012, 68,279,482 shares of Common Stock were outstanding

The Guitammer Company

THE GUITAMMER COMPANY

CONSOLIDATED BALANCE SHEETS

	(unaudited)
	September 30,	December 31,
	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$216,069	$55,132
Accounts receivable, net	131,123	1,119
Inventory	492,602	56,227
Prepaid expenses and other current assets	190,621	66,832
Total current assets	1,030,415	179,310

Property and equipment, net	13,638	14,015
Deferred financing costs, net	28,496	44,525
Other assets	30,606	36,088
Total Assets	$1,103,155	$273,938

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Line of credit	$39,523	$39,523
Accounts payable	620,493	837,742
Accrued expenses	416,365	423,947
Deferred revenue	199,298	199,239
Current portion of long-term debt - related parties	482,051	569,929
Current portion of long-term debt - non-related parties	737,225	1,435,894
Total current liabilities	2,494,955	3,506,274

Long-term debt, net of current portion - related parties	352,301	462,534
Long-term debt, net of current portion - non related parties	237,764	-
Total Liabilites	3,085,020	3,968,808

Commitments	-	-

Stockholders' deficit
Common stock, par value of $.001, 150,000,000 shares authorized;
68,279,482 and 56,428,039 shares issued and outstanding at
September 30, 2012 and December 31, 2011, respectively	68,280	56,428
Additional paid-in capital	5,618,524	3,076,666
Accumulated deficit	(7,668,669)	(6,827,964)
Total Stockholders' deficit	(1,981,865)	(3,694,870)
Total Liabilities and Stockholders' deficit	$1,103,155	$273,938

See accompanying Notes to Condensed Consolidated Financial Statements.

THE GUITAMMER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Total revenue	$555,115	$179,272	$1,628,086	$1,158,844

Cost of goods sold	329,965	101,325	951,453	690,275
Gross profit	225,150	77,947	676,633	468,569

Operating expenses
General and administrative	409,024	187,613	1,231,665	781,829
Research and development	2,850	191	75,191	32,192
	411,874	187,804	1,306,856	814,021

Loss from operations	(186,724)	(109,857)	(630,223)	(345,452)

Other income (expense)
Interest expense	(74,872)	(112,138)	(210,524)	(320,858)
Interest income	4	-	42	47
	(74,868)	(112,138)	(210,482)	(320,811)

Loss before provision for income taxes	(261,592)	(221,995)	(840,705)	(666,263)

Provision for income taxes	-	-	-	-
Net loss	$(261,592)	$(221,995)	$(840,705)	$(666,263)

Basic and diluted loss per share	$(0.004)	$(0.004)	$(0.013)	$(0.013)

Basic and diluted weighted average common shares outstanding	66,626,004	50,516,591	63,659,512	50,175,000

See accompanying Notes to Condensed Consolidated Financial Statements.

THE GUITAMMER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(UNAUDITED)

	2012	2011
Cash flows from operating activities
Net loss	(840,705)	(666,263)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	25,738	28,215
Stock and warrants issued for services	180,989	-
Warrants issued in connection with debt requirements	134,741	-
Employee stock options	19,136	-
Accounts receivable allowance	-	19,000

Changes in assets and liabilities
Accounts receivable	(130,004)	5,033
Inventory	(436,375)	199,361
Prepaid expenses	(123,789)	(4,759)
Accounts payable and accrued expenses	(170,566)	157,320
Deferred revenue	59	58,600
Net cash used in operating activities	(1,340,776)	(203,493)

Cash flows from investing activities
Purchase of property and equipment	(3,850)	(279)
Net cash used in investing activities	(3,850)	(279)

Cash flows from financing activities
Proceeds from stock and warrants	1,685,000	150,000
Proceeds from options exercised	100	-
Payment of capital lease obligation	-	(515)
Payment of debt	(180,061)	(21,771)
Proceeds from debt	524	35,627
Net cash provided by financing activities	1,505,563	163,341

Net increase (decrease) in cash and cash equivalents	160,937	(40,431)
Cash and cash equivalents, beginning of period	55,132	65,922
Cash and cash equivalents, end of period	216,069	25,491

Supplemental disclosure of cash flow information
Cash paid during the period for
Interest	$145,406	$161,545
Income taxes	-	-

Supplemental disclosure of non-cash investing and financing activities

Issuance of common stock in connection with debt retirement	$531,494	$-
Issuance of common stock and warrants for professional services	$183,239	$-
Debt issued for professional services		$35,000

See accompanying Notes to Consolidated Financial Statements.

THE GUITAMMER COMPANY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
NINE MONTHS ENDED SEPTEMBER 30, 2012 AND YEAR ENDED DECEMBER 31, 2011
(UNAUDITED)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2011	50,001,374	$50,001	$1,692,169	$(5,661,193)	$(3,919,023)

Common stock and warrants issued in connection with debt retirement	4,379,998	4,380	917,743	-	922,123

Common Stock and warrants issued for services	446,667	447	68,354	-	68,801

Common stock and warrants issuance	1,600,000	1,600	398,400	-	400,000

Net loss	-	-	-	(1,166,771)	(1,166,771)
Balance, December 31, 2011	56,428,039	56,428	3,076,666	(6,827,964)	(3,694,870)

Common stock and warrants issued in connection with debt retirement	4,319,906	4,321	527,173	-	531,494

Employee stock options issued vesting over 3 years	-	-	19,136	-	19,136

Warrants issued in connection with debt requirements	-	-	134,741	-	134,741

Common Stock and warrants issued for services	760,331	760	182,479	-	183,239

Options exercised for common stock purchase	31,206	31	69	-	100

Common stock and warrants issuance	6,740,000	6,740	1,678,260	-	1,685,000

Net loss	-	-	-	(840,705)	(840,705)
Balance, September 30, 2012	68,279,482	$68,280	$5,618,524	$(7,668,669)	$(1,981,865)

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

Interim Financial Reporting
In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements reflect all adjustments that are necessary for a fair presentation of the financial results.  All such adjustments reflected in the unaudited interim condensed consolidated financial statements are considered to be of a normal and recurring nature. The results of the operations for the three and nine months ended September 30, 2012 and 2011 are not necessarily indicative of the results to be expected for the whole year.  Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Accounts receivable are uncollateralized customer obligations due under normal trade terms generally requiring payment within 30 days from the invoice date. The Company recorded an allowance of approximately $23,600 at September 30, 2012 and December 31, 2011.

Inventory
Inventory, consisting of finished goods, is stated at the lower of cost or market.  Cost is determined using the weighted average method.  Inventory that is determined to be obsolete or not sellable is expensed immediately.  The Company recorded a reserve  for obsolete items of $10,415 at September 30, 2012 and December 31, 2011.

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

Deferred Revenue
The Company received prepayment for products from some of its customers as the Company requires prepayment before goods are shipped to all international customers.   As of September 30, 2012 and December 31, 2011 the Company had deferred revenue of $199,298 and $199,239, respectively.  The Company recognizes revenue and decreases deferred revenue upon delivery of products.

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

There were no uncertain tax positions at September 30, 2012 or December 31, 2011, as the Company’s tax positions for open years meet the recognition thresholds of more likely than not to be sustained upon examinations.  Tax returns for the years 2009 through 2011 are currently open to examination.  Tax returns prior to 2009 are no longer subject to examination by tax authorities.

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

The carrying amount reported in the balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.  The fair value of the long term debt and revolving line of credit at September 30, 2012 and December 31, 2011 approximated the carrying amount and were determined on a Level 2 measurement.

1 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Black-Scholes valuation model is used to estimate the fair value of the warrants. The significant assumptions considered by the model were the remaining term of the warrants, the fair value per share stock price of $.20 at September 30, 2012 and December 31, 2011, a risk free treasury rate for 3 years of .31% and .48% at September 30, 2012 and December 31, 2011, respectively, and an expected volatility of 60%. At September 30, 2012 and December 31, 2011, the fair value of warrants approximated the carrying amount and were determined on a Level 2 measurement.

Advertising
Costs of advertising and marketing are expensed as incurred.  Advertising and marketing costs were $36,461 and $3,040 for the nine month periods ending September 30, 2012 and 2011, respectively.

Shipping and Handling
Shipping and handling costs of $115,670 and $88,567 for the nine month periods ending September 30, 2012 and 2011, respectively, are included in general and administrative expenses in the statements of operations.

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

	September 30,	December 31,
	2012	2011

Potentially dilutive securities:
Outstanding time-based stock options	42,381,402	42,068,497
Outstanding time-based warrants	11,273,178	3,196,934

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

Recently Issued Accounting Standards
In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. Generally Accepted Accounting Principles and International Financial Reporting Standards (“IFRSs”). This standard updates accounting guidance to clarify the measurement of fair value to align the guidance and improve the comparability surrounding fair value measurement within GAAP and IFRSs.The standard also updates requirements for measuring fair value and expands the required disclosures.  The standard does not require additional fair value measurements and was not intended to establish valuation standards or affect valuation practices outside of financial reporting. This standard was effective for the Company on January 1, 2012. The Company has updated their disclosures as a result of this.

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

2 -          GOING CONCERN

The Company has incurred net losses, negative cash flows from operating activities, and has an accumulated deficit of approximately $7.67 million at September 30,  2012.  In addition, at September 30, 2012 the Company had a cash balance of $216,069 and working capital deficiency of approximately $1.46 million.  The Company has relied upon cash from its financing activities to fund its ongoing operations as it has not been able to generate sufficient cash from its operating activities in the past and there is no assurance it will be able to do so in the future.  Unless the Company can obtain additional cash resources, these factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

3 -          PROPERTY AND EQUIPMENT, NET

	September 30,	December 31,
	2012	2011
Equipment and electronics	$179,729	$176,672
Furniture and fixtures	20,257	19,464
Leasehold improvements	12,313	12,313
	212,299	208,449

Less accumulated depreciation	(198,661)	(194,434)
Property and equipment, net	$13,638	$14,015

Depreciation expense for the three month period and nine month period ended  September 30, 2012 was $1,430 and $4,227 respectively.  Depreciation expense for the three month period and nine month period ended  September 30, 2011 was $2,238 and $6,705 respectively.

4 –          DEFERRED FINANCING COSTS, NET

	September 30,	December 31,
	2012	2011
Deferred financing costs	$104,807	$104,807
Less Accumulated Amortization	(76,311)	(60,282)
Deferred financing costs, net	$28,496	$44,525

Amortization expense for Deferred Financing Costs for the three month period and nine month period ended  September 30, 2012 was $5,343 and $16,029, respectively.  Amortization expense for the three month period and nine month period ended  September 30, 2011 was $5,343 and $16,029, respectively.

5 -           LINE OF CREDIT

The Company has entered into an unsecured line of credit arrangement with Key Bank, which carries a maximum possible loan balance of $40,000 at an annual interest rate of 6.25% and is due on demand.  As of September 30, 2012 and December 31, 2011, the Company had borrowed $39,523.

6 –          ACCRUED EXPENSES

Accrued expenses consisted of the following at September 30, 2012 and December 31, 2011:

	September 30,	December 31,
	2012	2011
Accrued Payroll	$19,746	$31,522
Accrued Interest	109,213	112,139
Warrant Liability	234,371	234,371
Deferred rent	-	7,268
Miscellaneous accrued expenses	53,035	38,647
	$416,365	$423,947

As more fully described in footnote 8, the Company has recorded a warrant liability of $234,371 as of September 30, 2012 and December 31, 2011, which is based on the Black-Scholes valuation model to estimate the fair value of the warrants. The significant assumptions considered by the model were the remaining term of the warrants, the fair value per share stock price of $.20 at September 30, 2012 and December 31, 2011, a risk free treasury rate for 3 years of .31% and .48% at September 30, 2012 and December 31, 2011,respectively and an expected volatility of 60%.

7 -           DEBT

Debt payable to related parties is as follows:

	September 30, 2012	December 31, 2011
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
	$-	$198,111

Note payable to Forest Capital, an affiliate of the Walter J. Doyle Trust, a stockholder, in the original amount of $250,000 at an annual interest rate of 10%. Effective December 13, 2009, the annual interest rate increased to 20%. On December 21, 2011, $100,000 of the note was converted to shares of stock at a price of $.25 per share and the note was amended decreasing the annual interest rate to 8% with interest payable annually on January 3rd and with the principal balance due on January 3, 2014.	150,000	150,000

Note payable to Julie E. Jacobs Trust in the original amount of $100,000 at an annual interest rate of 20%. Effective September 26, 2010, the annual interest rate increased to 30% with the note payable on demand. On December 21, 2011, note was amended decreasing the annual interest rate to 8% with interest payable annually on January 3rd and with the principal balance due on January 3, 2014.	100,000	100,000

Note payable to Thelma Gault, a stockholder, in the original amount of $800,000 at an interest rate of 10%. The loan is collateralized by all assets of the Company, and on April 25, 2008 signed an agreement in which her collateralization is shared with the State of Ohio. On November 18, 2010, Thelma Gault signed an agreement subordinating up to $700,000 of debt to the Walter Doyle Trust and the Julie Jacobs Trust and to Standard Energy through the Julie Jacobs Trust. Note is due on May 1, 2014.	584,352	584,352

Total debt payable to related parties	$834,352	$1,032,463
Less current portion of debt payable to related parties	482,051	569,929
Long term debt payable to related parties	$352,301	$462,534

 7 -          DEBT (Continued)

	September 30,	December 31,
	2012	2011
Other debt is as follows:
Note payable to Ohio Innovation Loan Fund at an interest rate of 8%.  Monthly payments of principal, interest, escrow, and service fees are based on the loan agreement.  The loan is collateralized by all assets of the Company, and this collateralization is shared with the Thelma Gault per agreement signed on April 25, 2008. On November 29, 2010, The Director of Development for the State of Ohio signed an agreement subordinating up to $700,000 of debt to the Walter Doyle Trust and the Julie Jacobs Trust and to Standard Energy through the Julie Jacobs Trust.  Note was modified extending the due date to July 2014.
	$502,407	$659,969

Notes payable to Merrill Lynch in the original amount of $400,000, with interest payable at Libor plus .56%. In addition, this debt is guaranteed 50% each by the Walter J. Doyle Trust and the Julie E. Jacobs Trust. As compensation for their guarantees, the trusts receive 4% per annum and share a first position lien on all assets. The note is due on demand.	397,582	397,059

Notes payable to four different investors in the original amount of $250,000 at an interest rate of 12%. On January 31, 2012, all of these notes except for a $75,000 note were converted to shares of stock at a price of $.25 per share. The $75,000 note was due June 30, 2012.	75,000	193,866

Note payable to Joseph Albert in the original amount of $100,000 at an annual interest rate of 7%. This note is convertible at the note holder’s option into 400,000 shares of common stock. The note is due on demand. During June, 2012 this note was converted to shares of stock at a price of $.25 per share.	-	100,000

Note payable to John Robison in the original amount of $50,000 at an annual interest rate of 7%. This note is convertible at the note holder’s option into 250,000 shares of common stock. The note is due on demand. During June, 2012 this note was converted to shares of stock at a price of $.25 per share.	-	50,000

Convertible Note payable to Carl Generes in the original amount of $35,000 which is not interest bearing. Note is due no later than February 23, 2012 and is for legal services related to SEC filings to occur in 2011. On January 31, 2012, this note was converted to shares of stock at a price of $.0213 per share.	-	35,000
Other debt	$974,989	$1,435,894

Less current portion of debt payable to non-related parties	737,225	1,435,894

Long term debt payable to non-related parties	$237,764	$-

7 -          DEBT (Continued)

The principal maturities of the notes payable for the next five years and in the aggregate are as follows:

Period ending
September 30,
2013	$1,219,276
2014	590,065
2015	-
2016	-
2017	-
$1,809,341

The Company is not in compliance with certain debt covenants and has not received waivers from the lender. As a result, the note payable with an outstanding balance of $75,000 as of September 30, 2012, is classified as current in the accompanying balance sheets.

Conversion of debt
During the period ended September 30, 2012 and the year ended December 31, 2011, certain debt instruments were converted to equity. Prior to conversion, some of these debt instruments were modified to include a debt conversion feature. Based on the terms of the transactions, these modifications and conversion were treated as equity transactions.

7 -           DEBT (Continued)

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

7 -          DEBT (Continued)

The following table lists debt that was converted to common stock in the nine month period ended September 30, 2012:

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

8 -          STOCKHOLDERS’ DEFICIENCY

Stock Sales
During the first nine months of 2012, the company sold 6,740,000 shares of stock and warrants as a part of a private placement memorandum for $.25 per share.  Additionally, stock options were exercised for the purchase of 31,206 shares  at $.0032 per share.  During the second half of  2011, the Company  sold 1,600,000 shares of stock and warrants as a part of a private placement memorandum for $.25 per share.  The total cash raised was $1,685,000 and $400,000 for the first nine months ended September 30, 2012 and 2011, respectively.  The stock warrants were issued as a part of stock sales and are exercisable at $.36 per share.

Options
On February 1, 2012, the Board approved a stock option plan and granted 600,000 stock options to three of its employees,  with an exercise price of $.25 per share with a vesting schedule of 60% on the first anniversary of the grant, 20% on the second anniversary of the grant and the final 20% on the third anniversary of the grant.  The following table summarizes the activity for all stock options:

	Number of Options	Range of Exercise Price	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Weighted Average Grant Date Fair Value
Outstanding options as of January 1, 2011	42,324,386	$.00320 -$.02131	$.01681	7.30	$.01296
Options granted	-
Options cancelled	(255,889)	$.02131	$.02131	3.36	$.00478
Outstanding options as of December 31, 2011	42,068,497	$.00320 -$.02131	$.01664	6.34	$.01301
Options granted	600,000	$.25000	$.25000	9.33	$.15203
Options cancelled	(255,889)	$.02131	$.02131	3.02	$.00478
Options exercised	(31,206)	$.00320	$.00320	.06	$.00018
Outstanding options as of September 30, 2012	42,381,402	$.00320 -$.25000	$.01993	5.67	$.01504

The following table provides information about options under the Plan that are outstanding and exercisable as of September 30, 2012:

	Options Outstanding		Options Exercisable
Exercise Price	As of September 30, 2012	Weighted Average Contractual Life Remaining	As of September 30, 2012
$.00320	10,806,326	6.91 years	10,806,326
$.02131	30,975,076	5.16 years	30,975,076
$.25000	600,000	9.33 years	-
	42,381,402		41,781,402

Included in the above table are 6,244,321 options to non-employees and 36,137,081 to officers, directors and employees of the Company.

8 -          STOCKHOLDERS’ DEFICIENCY (continued)

Warrants
The Company has 11,273,178 and 3,196,934  warrants outstanding as of September 30, 2012 and December 31, 2011, respectively.   For the nine month period ending September 30, 2012; 6,740,000 warrants were issued in connection with the sale of common stock, 656,250 warrants were issued with an exercise price of $.005 relating to the terms of certain debt instruments and the Company’s also issued 680,000 warrants in exchange for services.  The expiration date of 225,006 warrants was extended to July, 2014 and reduced by 6 to 225,000 warrants as a part of a debt to stock conversion agreement.   For the period ending December 31, 2011; 1,600,000 warrants were issued in connection with the sale of common stock,  225,006 warrants were issued with an exercise price of $.25 relating to the terms of certain debt instruments and the Company’s redomiciling to the state of Nevada, and the Company also issued 80,000 warrants in exchange for services.

This table summarizes the activity for all warrants:

	Number of	Exercise
	Warrants	Price	Expiration Date

Outstanding Warrants as of
January 1, 2011	1,291,928	$.02131	July, 2015
Warrants Granted	600,000	$.36000	July, 2013
	400,000	$.36000	October, 2013
	440,000	$.36000	November, 2013
	240,000	$.36000	December, 2013
	225,000	$.25000	July, 2014
Outstanding Warrants as of		$.02131-	Expiration dates
December 31, 2011	3,196,928	$.36000	As listed above
Warrants Granted	656,250	$.00500	May, 2013
	940,000	$.36000	January, 2014
	500,000	$.36000	February, 2014
	300,000	$.36000	March, 2014
	2,300,000	$.36000	April, 2014
	400,000	$.36000	May, 2014
	620,000	$.36000	June, 2014
	240,000	$.36000	July, 2014
	80,000	$.36000	August, 2014
	2,040,000	$.36000	September, 2014
Outstanding Warrants as of		$.02131-	Expiration dates
September 30, 2012	11,273,178	$.36000	As listed above

The warrants for 1,219,928 shares issued prior to January 1, 2011, include certain provisions that protect the holders from a decline in the stock price of the Company. As a result of those provisions, the Company recognizes the warrants as liabilities at their fair values on each reporting date.

As shown in footnote 6, the Company has recorded a warrant liability of $234,371 as of September 30, 2012 and December 31, 2011, which is based on the Black-Scholes valuation model to estimate the fair value of the warrants. The significant assumptions considered by the model were the remaining term of the warrants, the fair value per share stock price of $.20 at September 30, 2012 and December 31, 2011, a risk free treasury rate for 3 years of .31% and .48% at September 30, 2012 and December 31, 2011, respectively and an expected volatility of 60%.

9 -          COMMITMENTS

On September 1, 2009, the Company entered into a four year lease for the rental of the office and warehouse space expiring on August 31, 2013.  Under the terms of the lease, the Company’s future minimum rental payments are $21,246 for 2012 and $56,656 for 2013.

Total rent expense under operating leases for the periods ending September 30, 2012 and 2011 amounted to approximately $56,470 and $53,802, respectively.

Stock and warrants issued for services

During the nine months ending September 30, 2012, the Company issued 760,331 shares of common stock and 680,000 warrants for consulting services valued at $183,239.

During 2011, the Company issued 446,667 shares of common stock and 80,000 warrants valued at $68,801, which represents the stock price on the date of issue.

On November 16, 2011, the Company entered into a 3 month agreement with Scott Watters for advisory services.  Under the terms of the agreement, Mr. Watters will be compensated at a rate of 40,000 shares of common stock and 40,000 warrants per month.  The agreement was extended through August 31, 2012  with the same  compensation arrangement of 40,000 shares of common stock and 40,000 warrants per month.

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

The Company had one major customer for the period ending September 30, 2012 and none for the period ending September 30, 2011.  A major customer is defined as one that purchases ten-percent or more in a reporting period.  Net sales for the period ending September 30, 2012 and 2011 include sales to major customers as follows:

	Nine months ending September 30,
Customer	2012	2011
Palliser Furniture	12.6%	1.8%

We had an accounts receivable balance from Palliser Furniture of zero and $370 at September 30, 2012 and December 31, 2011 respectively.

The Company had major suppliers in each of the reporting periods presented.  A major supplier is defined as one that provides ten-percent or more of total cost-of-sales in a particular reporting period or has an outstanding account payable balance of ten-percent or more as of the reporting period.

	Nine months ending September 30,		Year Ending December 31,
	2012		2011
	Purchases During Period	Account Payable Percentage at end of Period	Purchases During Period	Account Payable Percentage at end of period
Actiway Industrial Co.	55%	24%	12%	20%
Eminence Speaker LLC	33%	36%	51%	39%
Sonavox Canada, Inc.	10%	24%	27%	29%

11 -        RELATED PARTY TRANSACTIONS

One of the Company’s shareholders is also a note holder and a minority shareholder of a major supplier to the Company.  This shareholder is a note holder who also owns 2,590,098 shares of the Company’s common stock and options to purchase another 3,276,630 shares, and is a minority shareholder in Eminence Speaker, LLC, a major supplier to the Company.

12 –       OTHER ASSETS

Other assets principally consist of patents and trademarks related to the ButtKicker products. The assets are being amortized over 10 years based on the estimated useful lives of the patents and trademarks.   Amortization of the intangible assets, which is included in general and administrative expenses, was $5,482 and $5,481 for the nine month periods ended September 30, 2012 and 2011, respectively.  The estimated future amortization expense for intangible assets is approximately $7,000 per year from 2012 through 2014, $6,000 in 2015 and $8,000 thereafter.

13 –       INCOME TAXES

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

14 –       SUBSEQUENT EVENTS

In accordance with FASB ASC 855, Subsequent Events, we evaluated the effects of all subsequent events from the end of the third quarter ended September 30, 2012 through the date we filed our financial statements with the U.S. Securities and Exchange Commission. There were no additional events to report during this evaluation period.

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

Accounts receivable are uncollateralized customer obligations due under normal trade terms generally requiring payment within 30 days from the invoice date. The Company recorded an allowance of approximately $23,600 at September 30, 2012 and December 31, 2011.

Inventory

Inventory, consisting of finished goods, is stated at the lower of cost or market.  Cost is determined using the weighted average method.  Inventory that is determined to be obsolete or not sellable is expensed immediately.  The Company recorded a reserve for obsolete items of $10,415 at September 30, 2012 and December 31, 2011.

Revenue Recognition

The Company recognizes revenue from the sale of its products when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed and determinable, and collectability is reasonably assured.

Deferred Revenue

The Company received prepayment for products from some of its customers as the Company requires prepayment before goods are shipped to all international customers.   As of September 30, 2012 and December 31, 2011 the Company had deferred revenue of $199,298 and $199,239, respectively.  The Company recognizes revenue and decreases deferred revenue upon delivery of products.

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

There were no uncertain tax positions at September 30, 2012 or December 31, 2011, as the Company’s tax positions for open years meet the recognition thresholds of more likely than not to be sustained upon examinations.  Tax returns for the years 2009 through 2011 are currently open to examination.  Tax returns prior to 2009 are no longer subject to examination by tax authorities.

Shipping and Handling

Shipping and handling costs of $115,670 and $88,567 for the nine month periods ending September 30, 2012 and 2011, respectively, are included in general and administrative expenses in the statements of operations.

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

Nine months ended September 30, 2012

All references below to per share and shares of Common Stock of the Company reflect the Reorganization.

Results of Operations

Revenue increased $469,242 or 41%, to $1,628,086 for the nine months ended September 30, 2012, compared to revenue of $1,158,844 for the nine months ended September 30, 2011.  During the nine months ended September 30, 2012, the Company did not significantly change our product line, our distributions channels or our pricing.   Management believes our increase in revenues is primarily attributable to an increase in organic growth due to word of mouth and customer referrals which have resulted in an increased demand for ButtKicker brand products. Additionally, the effect of the  equity capital raised from the Company’s Private Placement offering ($1,685,000 raised in the nine months ending September 30, 2012 with $540,000 raised in the three months ending September 30, 2012) has increased inventory levels (inventory increased by $436,375 or 776% to $492,602 at September 30, 2012 from $56,227 at September 30, 2011), reduced backorders, and has allowed the company to meet customer demand.  In the third quarter of 2011, the company was out of stock on some inventory items which dampened sales during this time period.  Also, the Company did secure an  original equipment manufacturer customer in fiscal year 2011,Palliser Furniture Upholstery LTD, and began to ship product to them in first quarter of 2012 which also contributed to the sales increase.

The Company experiences some seasonality in sales as the 1st quarter and 4th quarter of the year typically experience higher sales volumes attributable to the holiday season and the increase in consumer electronic sales after the holiday season.

Cost of goods sold increased $261,178, approximately 38%, to $951,453, for the nine months ended September 30, 2012, compared to cost of goods sold of $690,275 for the nine months ended September 30, 2012. The 38% increase in the cost of goods sold for the nine months ending September 30, 2012 is slightly less than the 41% increase in revenue for the same time period, due to variations in the sales mix of products sold as the profit margin on some products are higher.

Gross profit increased by $208,064 or 44% to $676,633 for the nine months ended September 30, 2012, compared to gross profit of $468,569 for the nine months ended September 30, 2011. Our gross margin percentage increased  to approximately 41% for the nine months ended September 30, 2012 compared to 40% for the nine months ended September 30, 2011.  The increase  in gross margin of 1% was the result of the sale of more products with higher profit margins in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

General and administrative expenses increased $449,836, or 58%, to $1,231,665 for the nine months ended September 30, 2012, compared to general and administrative expenses of $781,829 for the nine months ended September 30, 2011 primarily due to the increase in stock warrant expenses and professional fees, much of which are non-cash expenses as detailed in the following tables. Significant variations within the general and administrative expenses were as follows:

	September 30, 2012	September 30, 2011	Increase (Decrease)

Stock warrant expense	$134,741	$8,337	$126,404
Professional fees	358,170	138,134	220,036
Freight Expense	115,670	88,567	27,103
Advertising and marketing	36,461	3,040	33,421
Payroll	332,281	309,738	22,543
All other general & admin. expenses	254,342	234,013	20,329
	$1,231,665	$781,829	$449,836

Stock warrant expense increased by approximately $126,000 in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 due to the charge to expense for stock warrants issued to note holders relating to the terms of certain debt instruments.  Professional fees increased by approximately $220,036 for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 primarily due to an increase of approximately $207,000 in consulting expenses associated with raising capital and investor relations. Freight expense increased approximately $27,000 due to increased sales for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. Advertising and Marketing increased approximately $32,000 due to an increase in advertising, contracted web-site improvements and public relations efforts. Payroll expense increased by approximately $22,500 due primarily to $19,100 in additional expense in 2012 for the cost of employee stock option plan.

Research and development expenses increased $42,999 to $75,191 for the nine months ended September 30, 2012, compared to $32,192 for the nine months ended September 30, 2011.  Increased Research and Development expense has resulted from an increase in field testing of our patented “ButtKicker Live!” broadcast technology with a professional sports team.

Loss from operations increased by $284,771 82% for the nine months ended September 30, 2012 to $630,223 as compared to $345,452 for the nine months ended September 30, 2011. The increase was caused  by the increase of approximately $307,000 of non-cash expenses: $126,000 in non-cash stock warrant expense, by the increase of approximately $220,000 in professional fees, of which approximately $151,000 were non-cash expenses and by an increase in research and development of approximately $43,000, of which $30,000 were non-cash expenses.

Interest expense decreased $110,334 or 34%, to $210,524 for the nine months ended September 30, 2012, compared to interest expense of $320,858 for the nine months ended September 30, 2011. The decrease was due primarily to the conversion of debt to equity as illustrated in Notes to the financial statements, Note number 7.

Our net loss increased $174,442 for the nine months ended September 30, 2012. We had net loss of $840,705 (or basic and diluted net loss per share of $0.013) for the nine months ended September 30, 2012, compared to net loss of $666,263 (or basic and diluted net loss per share of $0.013) for the nine months ended September 30, 2011. The increase in net loss was caused by the increase of approximately $307,000 of non-cash expenses: $126,000 in non-cash stock warrant expense, by the increase of approximately $220,000 in professional fees, of which approximately $151,000 were non-cash expenses and by an increase in research and development of approximately $43,000, of which $30,000 were non-cash expenses.

The following table sets forth EBITDA and adjusted EBITDA for the Company, which is a non-GAAP measurement.  EBITDA is defined as earnings (loss) before net interest expense, taxes, depreciation and amortization.  Adjusted EBITDA is defined as earnings before net interest expense, income taxes, depreciation, amortization, and non-cash expenses of: stock warrant expense, payment of stock and warrants to consultants and employee stock-based compensation. Although EBITDA and Adjusted EBITDA are not measures of performance calculated in accordance with generally accepted accounting principles (“GAAP”), management believes that these non-GAAP measures will allow for a better evaluation of the operating performance of the business and facilitate meaningful comparison of the results in the current period to those in prior periods and future periods.  However, investors should not consider these measures in isolation or as a substitute for net income, operating income, or any other measure for determining the Company’s operating performance that is calculated in accordance with GAAP.  A reconciliation of EBITDA and Adjusted EBITDA to the most comparable GAAP financial measure, net loss, follows:

	For the nine months ended:
	September 30,	September 30,
	2012	2011
Net Loss	$(840,705)	$(666,263)
Adjustments
Interest Expense	210,524	320,858
Depreciation and Amortization	9,708	12,186
Taxes	-	-
EBITDA	(620,473)	(333,219)
Less non-cash expenses from:
Stock warrant expense	134,741	-
Payment of stock and warrants to consultants	180,989	-
Employee stock options expense	19,136	-
Adjusted EBITDA	$(285,607)	$(333,219)

EBITDA decreased $287,254 or 86% to $(620,473) for the nine months ended September 30, 2012, compared to EBITDA of $(333,219) for the nine months ended September 30, 2012.  The decrease in 2012 EBITDA was the result of non-cash items, specifically, the increase in stock warrant expense and consultant fees paid with stock and warrants as mentioned above offset partially by the drop in interest expense.

Adjusted EBITDA, increased $47,612 or 14% to $(285,607) for the nine months ended September 30, 2012, compared to EBITDA, net of above listed non-cash items of $(333,219) for the nine months ended September 30, 2011. The increase in EBITDA, net of above listed non-cash items was primarily attributable to an increase in revenue and gross profit offset partially by an increase in research and development expenses.

Three months ended September 30, 2012 and September 30, 2011

Results of Operations

Revenue increased $375,843 or 210%, to $555,115 for the three months ended September 30, 2012, compared to revenue of $179,272 for the three months ended September 30, 2011. Management believes our increase in revenues (over three times more revenue than the same quarter of 2011) is primarily attributable to an increase in organic growth due to word of mouth and customer referrals which have resulted in an increased demand for ButtKicker brand products. Additionally, the effect of the  equity capital raised from the Company’s Private Placement offering has increased inventory levels, reduced backorders, and has allowed the company to meet customer demand.  In the third quarter of 2011, the company was out of stock of  some inventory items which dampened sales during this time period.

Cost of goods sold increased $228,640, approximately 225%, to $329,965 for the three months ended September 30, 2012, compared to cost of goods sold of $101,325 for the three months ended September 30, 2011.   The 225% increase in the cost of goods sold for the three months ending September 30, 2012  was greater than the 210% increase in revenue for the same time period due to variations in the sales mix of products sold as the profit margin on some products are higher.

Gross profit increased by $147,203 or 189% to $225,150 for the three months ended September 30, 2012 compared to gross profit of $77,947 for the three months ended September 30, 2011.The 189% increase in gross profit was somewhat lower than the 210% increase in revenue for the same time period due to variations in sales mix of products sold as the profit margin on some products are lower.

General and administrative expenses increased $221,411, or 118%, to $409,024 for the three  months ended September 30, 2012, compared to general and administrative expenses of $187,613 for the three months ended September 30, 2011.   The increase in administrative expenses was primarily due to the following expenses, most of which are non-cash: an increase in professional fees associated with raising capital and investor relations of approximately $97,000 of which $50,000 was from non-cash expense, an increase in freight expense of approximately $30,000, an increase in payroll of approximately $27,000 due to primarily to $19,100 in additional expense in 2012 for the cost of an employee stock option plan, an increase of approximately $21,000 in marketing and advertising, an increase in duty and custom fees of approximately $14,000 due to the Company shipping in more inventory, and an increase of approximately $13,500 in travel expense to visit overseas manufacturers and suppliers.

Research and development expenses increased $2,659 to $2,850 for the three months ended September 30, 2012, compared to $191 for the three months ended September 30, 2011.  Increased Research and Development expense has resulted from an increase in field testing of our patented “ButtKicker Live!” broadcast technology with a professional sports team.

Interest expense decreased $37,266 or 33%, to $74,872 for the three months ended September 30, 2012, compared to interest expense of $112,138 for the three months ended September 30, 2011. The decrease was due primarily to the conversion of debt to equity as illustrated in Notes to the financial statements, Note number 7.

Our net loss increased $39,597 for the three months ended September 30, 2012.  We had a net loss of $261,592 (or basic and diluted net loss per share of $0.004) for the three months ended September 30, 2012, compared to net loss of $221,995 (or basic and diluted net loss per share of $0.004) for the three months ended September 30, 2011.

Liquidity and Capital Resources

Total current assets were $1,030,415 as of September 30, 2012, consisting of cash of $216,069, net accounts receivable of $131,123, inventory of $492,602 and prepaid and other current assets of $190,621. Current assets increased by $851,105 or 474% compared to current assets of $179,310 as of December 31, 2011.

Total current liabilities were $2,494,955 as of September 30, 2012, consisting of accounts payable of $620,493, accrued expenses of $416,365, current maturities of long-term debt of $1,219,276, deferred revenue of $199,298 and other current liabilities of $39,523. Current liabilities decreased by $1,011,319 or 29% compared to current liabilities of $3,506,274 as of December 31, 2011.

The working capital deficit decreased by $1,862,424 or 56% to $(1,464,540) for the nine months ending September 30, 2012 compared to the working capital deficit of $(3,326,964) at December 31, 2011.

Cash Flows during the Nine Months Ended September 30, 2012

During the nine months ended September 30, 2012 we had a net increase in cash and cash equivalents of $160,937 primarily consisting of net cash provided by financing activities of $1,505,563 offset by net cash used in operating activities of $1,340,776.

Net cash used in operating activities was $1,340,776 for the nine months ended September 30, 2012, consisting of an increase in: accounts receivable of $130,004, inventory of $436,375, prepaid expenses of $123,789, deferred revenue of $59 and decreases in: accounts payable and accrued expenses of $170,566. These changes were reduced by net loss of $840,705 which had adjustments for depreciation and amortization of $25,738, stock-based compensation of $180,989, warrants issued in connection with debt requirements  of $134,741 and employee stock options of $19,136.

Net Cash used in investing activities was $3,850 for the nine months ended September 30, 2012, consisting of the purchase of equipment.

Net cash provided by financing activities was $1,505,563 for the nine months ended September 30, 2012, consisting of net proceeds from the sale of stock and warrants of $1,685,000, proceeds from options exercised of $100, and the proceeds of debt of $524, reduced by the payment of debt of $180,061.

The Company also expects to need approximately $2,000,000 of cash to purchase inventory: $900,000 within the next six months and $1,100,000 more within the succeeding 6 months. The company expects to generate the majority of these funds from operations.  We estimate that for the next 12 months we will also need $640,000 for debt service.

The Company historically has incurred net losses, negative cash flows from operating activities, and has an accumulated deficit of approximately $7.67 million at September 30, 2012.  In addition, at September 30, 2012 the Company had a cash balance of $216,069 and working capital deficiency of approximately $1.46 million. In both the near and long term, without additional financing, the Company is and will be in an illiquid position. The Company received cash through the sales of Common Stock and warrants to purchase Common Stock in the amount of $150,000 in the third quarter of 2011, $250,000 in the fourth quarter of 2011, $375,000 in the first quarter of 2012, $770,000 in the second quarter of 2012 and an additional $540,000 in the third quarter of 2012.  The Company believes that its operations, exclusive of any research and development costs, can become operationally cash flow positive by the end of the fourth quarter of 2012, assuming the Company raises additional capital of $250,000 through the timely sales of stock.  The Company believes that the receipt of additional equity will enable it  to  purchase adequate inventory to meet its existing  sales demand and to be able to fulfill its backordered sales. There is no assurance that the Company will have any additional sales of stock or that the Company will be able to become operationally cash flow positive.

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

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including Mark Luden, the Company's Chief Executive Officer ("CEO") and Richard Conn, the Company's Chief Financial Officer ("CFO") (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2012 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure, due to the material weaknesses described below.

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

Changes in Internal Controls

During the nine months ended September 30, 2012, there were no significant changes in internal controls of the Company, or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II - OTHER INFORMATION

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine month period ended September 30, 2012, the Company sold in private placement transactions, units of shares of common stock and warrants for $0.25 per unit. During this period, the Company sold units consisting of a total of 6,740,000 shares of common stock and two-year warrants to purchase $6,740,000 shares of common stock (exercisable at $0.36 per share) for an aggregate consideration of $1,685,000. Also during this period, the Company issued units consisting of a total of 760,331 shares of common stock and two year warrants to purchase 680,000 shares of common stock (exercisable at $0.36 per share) for services rendered valued at an aggregate of $183,239 and  stock options were exercised for the purchase of 31,206 shares at $.0032 per share.

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

Exhibit No.	Date of Document	Name of Document

2.0*	May 17, 2011	Agreement and Plan of Reorganization

3.0*	March 3, 1990	Articles of Incorporation of Guitammer-Ohio

3.1*	June 6, 2005	Certificate of Amendment of Guitammer- Ohio

3.2*	June 17, 2005	Certificate of Amendment of Guitammer- Ohio

3.3*		Code of Regulations of Guitammer - Ohio

3.4*	May 17, 2011	Articles of Incorporation of Guitammer- Nevada

3.5*		Bylaws of Guitammer - Nevada

4.0*	Sept. 30, 1999	1999 Non-Qualified Stock Option Plan, as amended

4.1*		Form of Option Agreement

4.2*	June 17, 2005	2005 Amendment to1999 Non-Qualified Stock Option Plan

4.3**	July 14, 2011	Form of Warrant issued to The Walter J. Doyle Trust

4.4**	July 14, 2011	Form of Warrant issued to Standard Energy Company

10. 1*	Nov. 1, 2002	Richard B. Luden $82,000 Note

10.1A#	Dec 21, 2011	Richard Luden Conversion Agreement 82K

10. 2*	May 13, 2005	Note Purchase Agreement—Walter Doyle, John O. Huston and Eric Roy

10. 3*	Sept.1, 2007	First Amendment To Note Purchase Agreement—Walter Doyle, John O. Huston and Eric Roy

10. 4*	May 13, 2005	Walter J. Doyle $150,000 Note

10.4A*	September 1, 2007	Amended and Restated Walter Doyle Note

10.4B###	January 31, 2012	Walter Doyle 150k Jan 31 2012 Note Conversion Agreement

10. 5*	May 13, 2005	Eric Roy $100,000 Note

10.5A*	March 28, 2011	Agreement to Convert An Existing Note—Eric P. Roy

10.5B*	September 1, 2007	Eric Roy 9.4 Stock Options on 100K 0901207note

10.5C*	May 13, 2005	Eric Roy 16 stock options 05132005

10.5D*	May 13, 2006	Eric Roy 16 Stock options 05132006

10.5E*	September 1, 2007	Amended and Restated Eric Roy Note

10.5F###	January 31, 2012	Eric Roy Jan 31 2012 Note Conversion Agreement

10. 6*	May 13, 2005	John O. Huston $50,000 Promissory Note

10.6A*	September 1, 2007	John O. Huston 4.7 Stock options 09012007

10.6B*	May 13, 2005	John O. Huston 8 Stock Options 05132005

10.6C*	May 13, 2006	John O. Huston 8 Stock Options 05132006

10.6D*	September 1, 2007	Amended and Restated John O. Huston Promissory Note

10.6E###	January 31, 2012	John Huston Jan 31 2012 Note Conversion Agreement

10.7*	June 29, 2005	Note Purchase Agreement—Walter Doyle, Andrea L. Levenson and Gust Van Sant

10.8*	September 1, 2007	First Amendment To Note Purchase Agreement—Walter Doyle, Andrea L. Levenson and Gust Van Sant

10.9*	June 29, 2005	Walter J. Doyle $50,000 Promissory Note

10.9A*	September 1, 2007	Amended and Restated Walter Doyle Note

10.9B###	January 31, 2012	Walter Doyle 50K Jan 31 2012 Note Conversion Agreement

10.10*	June 29, 2005	Andrea Lerner Levenson $50,000 Promissory Note

10.10A*	September 1, 2007	Andrea Lerner Levenson 4.7 Stock Options on 50K 09012007 note

10.10B*	June 29, 2006	Andrea Lerner Levenson 8 stock options 62920006

10.10C*	June 29, 2005	Andrea Lerner Levenson 8 stock options 06292005

10.10D*	September 1, 2007	Amended and Restated Andrea L. Levenson Promissory Note

10.10E###	January 31, 2012	Andrea Levenson Jan 31 2012 Note Conversion Agreement

10.11*	June 29, 2005	Gust Van Sant $50,000 Promissory Note

10.11A*	September 1, 2007	Gust Van Sant 4.7 Stock Options on 50K 09012007 note

10.11B*	June 29, 2005	Gust Van Sant 8 Stock Options 06292005

10.11C*	June 29, 2006	Gust Van Sant 8 Stock Options 06292006

10.11D*	September 1, 2007	Amended and Restated Gust Van Sant Promissory Note

10.11E###	January 31, 2012	Gus Van Sant Jan 31 2012 Note Conversion Agreement

10.12*	July 19, 2005	Promissory Note --Opal Private Equity Fund, LP

10.12A*	September 1, 2007	Opal Private Equity Stock Warrants on 100K note

10.12B*	July 19, 2005	Opal 16 Stock Warrants 07192005

10.12C*	July 19, 2006	Opal 16 Stock Warrants 07192006

10.12D*	September 1, 2007	Amended and Restated Opal Promissory Note

10.13*	September 1, 2007	First Amendment To Note Purchase Agreement--Opal Private Equity Fund, LP

10.14*	July 19, 2005	Opal Private Equity Fund, LP $100,000 Note Purchase agreement

10.15*	July 3, 2005	Forest Capital $250,000 Working Capital Loan and Consulting Agreement

10.15A*	January 1, 2010	Forest Capital 214.7 options 01012010

10.15B#	December 21, 2011	Forest Capital Amended loan agreement 150k

10.15C##	February 1, 2012	Addendum to Conversion and Amended Loan Agreement with Forest Capital

10.15D&&	December 21, 2011	Forest Capital Conversion Agreement 250K

10.16*	May 5, 2003	Thelma Gault $800,000 Loan and Option Agreement

10.17*	January 31, 2008	First Amendment To Thelma Gault $800,000 Loan Agreement

10.18*	February 28, 2009	Second Amendment To Thelma Gault $800,000 Loan Agreement

10.19*	January 31, 2008	Thelma Gault $800,000 Amended and Restated Promissory Note

10.20*	November 18, 2010	Thelma Gault Subordination Agreement 1st Lien carve out

10.21*	March 9, 2009	Credit Facilitation Agreement—Walter J. Doyle Trust and Julie E. Jacobs Trust

10.21A*	February 26, 2009	Merrill Lynch Loan Application and acceptance

10.21B*	March 2009	Merrill Lynch Loan agreement

10.21C*	December 1, 2009	Revised Merrill Lynch Loan agreement

10.21D&&	December 21, 2011	Jacobs Trust Fee conversion agreement on 200k loan

10.21E&&	December 21, 2011	Doyle Trust Fee Conversion Agreement on 200k loan

10.22*	April 25, 2008	Ohio Innovation Loan Agreement

10.23*	April 25, 2008	Ohio Innovation Loan Security Agreement

10.24*	September 11, 2008	Ohio Innovation Loan Modification Agreement

10.24A*	September 17, 2009	Ohio Innovation Loan Modification Agreement 2nd mod

10.24B*	November 24, 2010	Ohio Innovation Loan Modification Agreement 3rd mod

10.25*	November 29, 2010	Ohio Innovation Loan Subordination Agreement

10.25A*	April 25, 2008	Ohio Innovation Loan Intercreditor agreement

10.25B*	April 25, 2008	Ohio Innovation Loan Cognovit promissory note

10.26*	April 7, 2010	Julie E. Jacobs Trust $100,000 Loan Agreement

10.26A#	December 21, 2011	Jacobs Trust Interest Conversion Agreement on 100K loan

10.26B#	December 21, 2011	Jacobs Trust Amended loan agreement 100K loan

10.27*	October 4, 2010	Amendment To Julie E. Jacobs Trust $100,000 Loan Agreement

10.28*	January 11, 2011	Joseph Albert $100,000 Convertible Promissory Note

10.29*	January 11, 2011	Joseph Albert $100,000 Convertible Promissory Note Extension Agreement

10.29B&&&	June 8, 2012	Joseph Albert Note Conversion Agreement

10.30*		Joseph Albert 50,000 Common Stock Purchase Warrants

10.30A*		Joseph Albert 100,000 Common Stock Purchase Warrants

10.30B&&&	June 8, 2012	Joseph Albert 150,000 Common Stock purchase Warrants

10.31*	October 5, 2010	Standard Energy Company $100,000 Loan Agreement and Promissory Note

10.31A#	December 21, 2011	Standard Energy Note Conversion Agreement

10.31B##	February 1, 2012	Addendum to Note Conversion Agreements with Standard Energy Company

10.32*	October 11, 2010	Doyle Trust $25,000 Promissory Note

10.32A*	October 5, 2010	Doyle Trust $25,000 Loan Agreement

10.32B##	February 1, 2012	Addendum to Note Conversion Agreements with The Walter J. Doyle Trust

10.32C&&	December 21, 2011	Doyle Trust Note Conversion Agreement 25K

10.33*	November 12, 2010	Walter J. Doyle Trust and Julie E. Jacobs Trust Inventory Financing Agreement

10.33A*	November 12, 2010	Jacobs Trust Stock 82.8 Options

10.34*	November 12, 2010	Walter J. Doyle Trust $150,000 Promissory Note

10.34A#	December 21, 2011	Doyle Trust Conversion Agreement 150K

10.34B##	February 1, 2012	Addendum to Note Conversion Agreements with The Walter J. Doyle Trust

10.35*	November 12, 2010	Standard Energy Company $150,000 Promissory Note

10.35A#	December 21, 2011	Standard Energy Note Conversion Agreement 100k

10.35B##	February 1, 2012	Addendum to Note Conversion Agreements with Standard Energy Company

10.36*	February 2, 2011	Robison Note Extension Agreement

10.36A*	July 10, 2010	Robison original promissory note

10.37*	February 2, 2011	Robison $50,000 Convertible Promissory Note

10.37A&&&	June 22, 2012	Robison Note Conversion agreement

10.38*		Robison Common Stock Purchase Warrants for 50,000 shares and 25,000 shares

10.38A&&&	June 22, 2012	Robison Common Stock Purchase Warrants for 75,000 shares

10.39*	February 24, 2011	Carl A. Generes $35,000 Promissory Note

10.40*	July 13, 2009	Lease Modification Agreement

10.40A*	January 18, 2006	Lease Agreement – original

10.40B **	April 10, 2008	First Lease Agreement Amendment

10.40C***	August 11, 2011	(Second) Lease Modification Agreement

10.41&&	November 16, 2011	Watters Agreement November 2011

10.41A ****	February 9, 2012	Extension to Watters agreement January to March 2012

10.42&&	December 5, 2011	Jeff Paltrow dba Litehouse Capital Contractual Agreement December 2011

10.43&&	December 19, 2012	Cervelle Group marketing Agreement December 2011

10.44****	February 10, 2012	Ertman agreement January to March 2012

21.1*		List of Subsidiaries of the Registrant

31.1%%	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2%%	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1%%	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2%%	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS %%	XBRL Instance Document

101.SCH %%	XBRL Taxonomy Extension Schema Document

101.CAL %%	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF %%	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB %%	XBRL Taxonomy Extension Label Linkbase Document

101.PRE %%	XBRL Taxonomy Extension Presentation Linkbase Document
___________________________________
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

#          Filed with the SEC on December 23, 2011 as Exhibits to Form 8K.

##        Filed with the SEC on February 2, 2012 as Exhibits to Form 8K.

###      Filed with the SEC on February 6, 2012 as Exhibits to Form 8K.

&&       Filed with the SEC on April 6, 2012 as Exhibits to Form 10K.

****    Filed with the SEC on May 15, 2012 as Exhibits to From 10Q.

&&&    Filed with the SEC on August 13, 2012.

%%      Filed with the SEC herewith.

%%     XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Signature

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Guitammer Company
(Registrant)

Date: October 30, 2012	By:	/s/ Richard E. Conn
Richard E. Conn