Form 10-K
period 2012-12-31
Guitammer Co
filed 2013-03-14
CIK 1334126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________ to ___________

Commission File No.:  000-54331

THE GUITAMMER COMPANY
(Exact name of registrant as specified in its charter)

Nevada	61-1650777
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Large accelerated filer   ☐   Accelerated filer   ☐   Non-accelerated filer   ☐   Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 29, 2012, was $5,549,797 (computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of the last business day of the registrant's most recently completed second fiscal quarter). For purposes of the foregoing calculation only, directors, executive officers, and holders of 10% or more of the issuer’s common capital stock have been deemed affiliates.

The number of shares outstanding of the Registrant’s Common Stock as March 5, 2013 was 68,955,704.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

THE GUITAMMER COMPANY

Annual Report on Form 10-K
TABLE OF CONTENTS

PART I

Item 1.	Business	3
Item 1A.	Risk Factors	12
Item 1B.	Unresolved Staff Comments	12
Item 2.	Properties	12
Item 3.	Legal Proceedings	12
Item 4.	Mine safety disclosures

PART II

Item 5	Market for our Common Equity and Related Stockholder Matters	13
Item 6.	Selected Financial Data	14
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	19
Item 8.	Financial Statements and Supplementary Data	19
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	19
Item 9A.	Controls and Procedures	20
Item 9B.	Other Information	21

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	22
Item 11.	Executive Compensation	24
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	32
Item 13.	Certain Relationship and Related Transactions, and Director Independence	33
Item 14.	Principal Accountant Fees and Services	25

PART IV

Item 15.	Exhibits and Financial Statement Schedules	36

Signatures		43

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

On May 18, 2011, Guitammer-Ohio caused the formation of a Nevada corporation with the same name (the “Registrant” “Company”, “Guitammer-Nevada”, “we”, “us” and “our”) and entered into a Plan and Agreement of Reorganization with Guitammer-Nevada pursuant to which (i) the shareholders of Guitammer-Ohio would exchange (on a one (1) for thirty-one thousand, two hundred and six (31,206) shares basis) their aggregate 1,602.3 issued and outstanding shares of common stock for an aggregate of 50,001,374  shares of Common Stock, par value $0.001 per share, of Guitammer-Nevada evidencing the same proportional interest in Guitammer-Nevada as they held in Guitammer-Ohio, and  (ii) option and warrant holders to purchase an aggregate of  1,397.7 shares of common stock of Guitammer-Ohio would exchange (on a one (1) for thirty-one thousand, two hundred and six (31,206) shares basis) their options and warrants for options and warrants to purchase an aggregate of 43,616,626 shares of Common Stock, par value $0.001 per share,  of Guitammer-Nevada in the same proportional interest  in Guitammer-Nevada as they held in Guitammer-Ohio (the “Reorganization”). In addition, the Company issued to two lenders warrants to purchase shares of Guitammer-Ohio which because of the Reorganization would be converted into warrants to purchase an aggregate of 225,000 shares of our Common Stock, par value $0.001 per share.  In order to save time and expense of creating and issuing new Guitammer-Nevada options and warrants, the Company’s Board of Directors passed a resolution that the outstanding Guitammer-Ohio options and warrants would be and are deemed to be and constitute the Guitammer-Nevada options and warrants (on the said 1 for 31,206 shares basis) to purchase an aggregate of 43,841,626 shares of our Common Stock.

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

Home Theater and Gaming Market Size

*	All digital television transmission, over-the-air, cable, satellite or IPTV, is broadcast in 5.1 surround sound which is an ideal format for ButtKicker Live!

*	Consumer electronics industry exceeds $190 billion in annual wholesale revenues in USA

*	Home theater sales, especially home theater in-a-box system sales (HTIB) sell over 3 million units per year.

*	Audience includes over 65 million cable TV subscribers and approximately 30 million satellite TV subscribers.

*	ESPN is available in nearly 100 million households, NBC Sports Network in over 75 million households and the NFL Network in almost 57 million households.

*	In 2011, approximately 35-40 million HDTV sets were expected to be sold in the United States, which are well-suited for ButtKicker! entertainment experience.

*  data per the Consumer Electronics Association

Based on these industry statistics and trends, we believe that ButtKicker brand products and ButtKicker Live! broadcast technology has a large potential market.

Our Hardware Business Today

We sell three (3) main categories of products: 1) ButtKicker brand low frequency audio transducers, 2) audio amplifiers and 3) accessories, with different sizes and configurations based upon the market and use.  We sell more than twenty (20) different standalone and all-in-one packaged products.  Our products include  six (6) different types of ButtKicker brand transducers which provide the vibration or low frequency audio (bass) effects, several models of amplifiers, two wireless options, and the accessories necessary to facilitate the use of our products in our core markets. Our products are sold for use in home theater, gaming, car audio, by musicians and professional audio technicians and in amusement parks and theater markets.

Three  of our most popular products are the wireless ButtKicker Kit, the ButtKicker LFE Kit and the ButtKicker Gamer2, which are described in greater detail below.

Wireless ButtKicker Kit

The wireless ButtKicker Kit is designed for home theater and gaming use.  Included in the kit is one ButtKicker Advance low frequency transducer, one ButtKicker Power Amplifier with wireless send and receive units and remote control, one Chair/Couch Mounting Kit, and all the cables and wires necessary to hook the system up to home theater and gaming systems.  The mounting kit enables the average consumer to quickly and easily use the ButtKicker with any couch or chair.  The entire system easily integrates into existing home theater and gaming systems as well.  The wireless ButtKicker Kit currently retails for $379 -$479.

ButtKicker LFE Kit

The ButtKicker LFE Kit is designed for home theater and gaming use.  Included in the kit is one ButtKicker LFE low frequency transducer, one ButtKicker 1000 watt Power, one Chair/Couch Mounting Kit, and all the cables and wires necessary to hook the system up to home theater and gaming systems.  The mounting kit enables the average consumer to quickly and easily use the ButtKicker with any large three person couch or chair.  The entire system easily integrates into existing home theater and gaming systems as well.  The ButtKicker LFE Kit currently retails for $599 -$699.

ButtKicker Gamer

The ButtKicker Gamer2 (the “Gamer”) is designed for gaming and simulator use with video games for use with PC’s, game consoles, and racing and flight simulators.  The  Gamer enables the user to precisely and powerfully feel gunshots, explosions and special effects of video games as well as the bass beat for music.  The Gamer works with all types of computers, all gaming systems and any type of digital music player; including any MP3 player or iPod.  It works by simply splitting the audio signal from the PC, game console or iPod into the Gamer’s amplifier.  The Gamer easily attaches to the center post of most office type chairs.  Included in the kit are one ButtKicker Gamer with integrated chair mounting arm, one ButtKicker Gamer Power Amplifier and all the cables and wires necessary to hook the system up to PCs, gaming systems and digital music players.  A Quick Start Guide and manual are also included with the Gamer.  The Gamer is priced at between $129 and $149.

Sales and Marketing

Our products are sold worldwide through independent manufacturers’ sales representatives, dealers and distributors.  Our sales network includes custom home theater, specialty electronics, furniture, musician, professional audio, consumer home theater and electronics dealers.

Historically, approximately 20%-54% of our sales have been outside the United States.  Our products have been sold around the world.  We have active distributors and dealers in Canada, United Kingdom, France, Germany, Denmark, Holland, Switzerland, Belgium, Israel, Russia, China, Hong Kong, Turkey, Brazil, and Australia / New Zealand.

Sales Strategy

We mainly sell our products in the following ways: 1) directly to the dealers; 2) through or by way of independent manufacturers’ sales representatives who receive sales commissions from us; and 3) to distributors who resell our products to dealers and, 4) directly to end users though our own online store.

Our core business consumer flagship products, the wireless ButtKicker Kit, the ButtKicker LFE Kit and the ButtKicker Gamer2, are easy to use, aggressively priced, all-in-one kits designed for the home theater and gaming markets.  They were developed and designed specifically with the average consumer in mind and therefore are easy to setup and use.

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

Our strategy is to continue to increase sales of our “core” business products; i.e. ButtKicker brand transducers, in the home theater, gaming, movie theater and musician markets and begin to commercialize our ButtKicker Live!® broadcast technology.

In 2012 the Company had one major customer, AV Industry Le Havre (an audio video distributor, and online reseller under the Son-Video brand located in Paris, France), accounted for 11% of the company’s sales. In 2011, we had no single customer that accounted for 10% or more of our sales.

The Company does not have a purchase commitment from AV Industry Le Havre, but instead receives purchase orders for our products from them on an as needed basis.  There can be no assurance that AV Industry Le Havre will continue to order our products at the same volume level as in prior years.

Major Entertainment and Theater Installations.

There are over  eighty five worldwide installations of ButtKicker brand transducers in eleven countries around the world with more than 10,000 seats “ButtKicker enabled”.  There are over 1,000 ButtKicker equipped in mainland China in the Lumiere theater chain.

In mid-February 2013, Palliser Furniture Upholstery LTD,  informed the Company that it had decided to offer a less powerful and lower end transducer in FY2013 as an option in its line of home theater seats instead of the ButtKicker brand products. The Company has been invited to submit an alternative lower end product to Palliser for future consideration. At this time, the Company has not decided whether or not to submit a proposal.

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

Live in-arena testing is in progress with the National Hockey League (NHL).  Additionally, we are in active discussions with several other professional leagues and sports. We hope to sell ButtKicker Live! technology to one or more sports league, content providers (i.e. networks) broadcasters and distribution partners as we ramp up our sales and marketing efforts, funding permitting.

We will use an integrated strategy to build brand and product awareness in order to achieve our sales goals.  Our planned use of this strategy has resulted in positive feedback from representatives of the sports leagues that own the licensing rights, the cable, satellite and TV channels that broadcast the content, distributors and several outside agencies with whom we have been in discussions.

ButtKicker Live! Product Development

In 2012 we engaged Global Inventures, Inc., a leading alliance management company, (www.inventures.com), to create a framework for its Technology Working Group (the “TWG”) that will bring together a team of technology, broadcast, sports and entertainment industry experts for the purposes of advancing the development and roll-out of Guitammer’s patented broadcast technology, ButtKicker LIVE!®.  Core members of the TWG have already proven instrumental in assisting Guitammer with a successful test of the ButtKicker LIVE! technology at a well-known auto racing venue, the results of which was aired on an episode of Man Cave’s in 2012, and with a live, professional ice hockey in-arena test.

On-going ButtKicker Live!  development is on:

1.
In arena capture and transmission technology and methods using existing hardware and technology to enable the capture, broadcast and reproduction of ButtKicker enabled effects in both the arena and broadcast.

2.
Miniaturized digital accelerometer technology that can be used on the players’/athletes’ bodies, on or in the field or ice and on the ball or puck.  We have successfully used the first generation of this system during the  Arena Football League and National Hot Rod Assoc. tests.

3.
Post production capabilities to be used with existing computer hardware and software to add ButtKicker effects to archival material that we believe will be able to be distributed any number of ways including internet, television and satellite broadcasting, DVD and Blu-ray.

4.	Developing the broadcast/transmission system that will interface with existing audio and video broadcasts of live events, whether in standard television or HDTV.
5.
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

We sell our products to both consumers as well as commercial users (home theater installers, professional audio installers, commercial venue designers and other companies who either design or install theaters). Our products are used my many well-known musicians, mainly drummers and bass players, who tour with or are part of well-known music groups.  Our products have been installed in eighty-five commercial venues around the world, such as cinema or movie theater auditoriums, special effect theaters, planetariums and the like.  Many of the musicians and installations have provided us quotes regarding their satisfaction with the Company’s products.  Additionally, consumers who have attended commercial venues outfitted with our products have posted publically available comments on websites favorably describing their experiences with the Company’s products.

Therefore we are able to point to these musicians and installations either specifically or in generalities in our marketing materials.  Our marketing materials are designed to bring an awareness of the Company’s products to potential consumers and commercial customers including an awareness that the Company’s products, and the “ButtKicker®” brand, are used worldwide.  Additionally, because the type of end users that do use our products (professional musicians and large commercial venues), we are able to help demonstrate product credibility by highlighting the fact that our products have been in service without failure and with satisfaction, in large numbers, for several years (and in some cases seven years or more).

We believe that this combination of product and brand awareness along with demonstrated product credibility can create customer demand for a product that potential customers might otherwise not have been aware of.

We also believe that ButtKicker Live! may attract significant media attention, increasing brand awareness and accelerate consumer sales.

Manufacturing

We outsource the manufacturing of our products; however, we do perform kitting and light assembly of several products in our Westerville, Ohio facilities. The Company does not have any material contracts in place with its suppliers. We purchase products under agreed upon payment and supply terms that may change from time to time.

Some of our products that are sourced in China are assembled by a manufacturing partner in the State of Kentucky.  Additionally, some low volume products are sourced locally in Central Ohio.  We are focused on reducing our cost of goods sold and sourcing all of our products as finished goods from China.We are heavily dependent upon product purchased from three principal suppliers.  Our principal suppliers are Eminence Speaker, LLC (Eminence, KY); Shenzhen Actiway Industrial Co. - Shenzhen Actiway Electronics Co., Ltd. Factory (Shenzhen, China); and Sonavox Electronics SIP, Sonavox Canada Inc. (Suzhou, China and Markham, Ontario, Canada). These three suppliers accounted for approximately 98% of Company product purchases in 2012 and 90% of Company product purchases in 2011. Purchases from Eminence were 38% and 51% respectively of our total product purchases in 2012 and 2011. Purchases from Actiway were 41% and 12% respectively of our total product purchases in 2012 and 2011. Purchases from Sonavox were 19% and 27% respectively of our total product purchases in 2012 and 2011. We expect these percentages of Company product purchases from these suppliers will remain approximately the same for 2013.

We utilize the services of an independent third party factory inspection team with China based employees to help manage our Asian suppliers in terms of quality and timeliness of shipments.

Warehousing and Fulfillment

We warehouse and ship most of our products from our warehouse in Westerville, Ohio.  We also direct-ship products to Asia and Europe from our manufacturing partners in China, which saves us time and transportation and handling costs.

Competition

Although there are several competitors in the low frequency or tactile transducer market segment (described below), we believe that the ButtKicker is the leading brand due to its power, musical accuracy and longevity. We are not aware of competing products, technologies or plans to introduce anything to the market that is similar to ButtKicker Live! Therefore, we believe we will benefit from numerous competitive advantages such as intellectual property protection, our established ButtKicker brand product awareness, installed home theater base, and a first-mover advantage. Additional competitive advantages which we believe ButtKicker brand products have are:

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

Intellectual Property

We have a registered trademark for the name “ButtKicker” and the name “ButtKicker Live!” In July 1998, Marvin Clamme filed a comprehensive patent for the Low Frequency Vibrator, ButtKicker technology. Subsequently, Mr. Clamme assigned to us all right title and interest to the patent in the United States and all foreign countries. In 1999, we were awarded a patent for the technology United States Patent Number 5,973,422. We have since secured patents in Europe,  Canada and Japan for this technology.

In May 2009, we filed a provisional patent application for our ButtKicker Live! Technology which was assigned to us by Mr. Luden, Mr. Clamme and Mr. McCaw. On March 22, 2011, the United States Patent and Trademark Office issued such patent to the Company under patent number 7,911,328.

In September 2010, Marvin Clamme filed a provisional patent application for a new type of low frequency transducer which was assigned to us by Mr. Clamme.  “Vibration Transducer and Actuator” Application No. 61,403,033, dated September 6, 2010. A patent application was filed for this invention on October 16, 2012 for both the United States and Europe.

Employees

We have eight full-time employees as well as individuals working for us in outsourced roles in manufacturing, sourcing, marketing, and selling our ButtKicker Live! technology.  None of our employees are covered by a collective bargaining agreement. We believe that we have a good relationship with our employees.

Item 1A.  Risk Factors.

Guitammer is a smaller reporting company, and as such, is not required to provide information pursuant to this item.

Item 1B. Unresolved Staff Comments.

None.

Item 2.   Properties.

We are located at 6117 Maxtown Road, Westerville, Ohio 48032.   We lease approximately 15,000 square feet of office and warehouse space for $7,082 per month.  The facilities include a loading dock, drive through overhead door, warehouse space, product development areas, showroom, demonstration theater and offices.  We have a 48 month lease on the facilities, which began September 1, 2009, and ends on August 31, 2013.

We believe that our current space is adequate to meet our current needs.

Item 3.   Legal Proceedings.

None.

Item 4.   Mine Safety Disclosures.

Not applicable.

Part II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The common stock of the Company is traded on the OTC Bulletin Board Market under the symbol GTMM.OB.  On March 6, 2013,  the last sales price of the Company's common stock was $.19.

On May 27, 2011 the Company filed a General Form for the Registration of Securities on Form 10 to register its common stock, par value $0.001 per share pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended. The Registration became effective sixty days later.  The Company secured a market maker, Finance 500 of Irvine, CA, who filed a Form 15(c)-211 with FINRA on behalf of the Company.  On October 7, 2011 FINRA approved the Form 15(c)-211 and gave the Company the ticker symbol of “GTMM”. The Company began actively trading on November 17, 2011 on the Over-the-Counter Bulletin Board (“OTCBB”) as GTMM.OB

The  following  table sets  forth the high and low bid  prices of the  Company's common  stock on an  annual  basis for the first quarter, beginning November 17, of calendar year 2011 through the fourth quarter of 2012,  as reported by the NASDAQ Trading and Market Services:

Calendar period	High	Low

2011 Fourth Quarter	$0.23	$0.10
2012 First Quarter	$0.27	$0.12
2012 Second Quarter	$0.21	$0.15
2012 Third Quarter	$0.20	$0.14
2012 Fourth Quarter	$0.35	$0.08

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

There are approximately 98 holders of record of the Company's Common Stock as of January 18, 2013.

On February 1, 2012, the Board approved a stock option grants in the amount of 600,000 stock options for three of its employees, with an exercise price of $.25 per share with a vesting schedule of 60% on the first anniversary of the grant, 20% on the second anniversary of the grant and the final 20% on the third anniversary of the grant.

On  November 26, 2012, the Board approved a stock option grants of 3,000,000 stock options to the President and CEO of the Company, with an exercise price of $.25 per share with a vesting schedule of 33 and 1/3% of the options on the first anniversary of the grant, 33 and 1/3% of the options on the second anniversary of the grant and the final 33 and 1/3% on the third anniversary of the grant.

Item 6.   Selected Financial Data

Not required for smaller reporting companies.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis should be read in conjunction with Guitammer's Audited Consolidated Annual Financial Statements and notes thereto included elsewhere in this Form 10-K (the “Financial Statements”). Except for the historical information contained herein, the discussion in this Form 10-K contains certain forward looking statements that involve risks and uncertainties, such as statements of Guitammer’s plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-K should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-K. These statements include, without limitation, statements concerning the potential operations and results of Guitammer described below. Guitammer's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, without limitation, those factors discussed herein and in Guitammer's Form 10 Registration Statement.

RESULTS OF OPERATIONS

Fiscal Year ended December 31, 2012 compared to Fiscal year ended December 31, 2011

All references below to per share and shares of Common Stock of the Company reflect the Reorganization.

Results of Operations

Revenue increased $829,171 or 64%, to $2,132,624 for the year ended December 31, 2012, compared to revenue of $1,303,453 for the year ended December 31, 2011. During the year ended December 31, 2012, the Company did not significantly change our product line, distributions channels or pricing. Management believes our increase in revenues is primarily attributable to an increase in organic growth due to word of mouth and customer referrals which have resulted in an increased demand for ButtKicker brand products. Additionally, the effect of the  equity capital raised from the Company’s Private Placement offering ($1,685,000 raised in the year ending December 31, 2012) has enabled the Company to increase inventory levels (inventory increased by $573,024 or 1,019% to $629,251 at December 31, 2012 from $56,227 at December 31, 2011), reduce backorders, and has allowed the Company to meet customer demand. In the third and fourth quarters of 2011, the Company was out of stock on some inventory items which dampened sales during this time period. Also, the Company added an international distributor in France which also contributed to the sales increase.

In the past, the Company experienced some seasonality in sales as the 1st quarter and 4th quarter of the year typically experience higher sales volumes attributable to the holiday season and the recurring increase in consumer electronic sales after the holiday season. For 2012, sales showed less seasonality than in the past years.

Cost of goods sold increased $526,127 or 70%, to $1,282,168, for the year ended December 31, 2012, compared to cost of goods sold of $756,041 for the year ended December 31, 2011. The 70% increase in the cost of goods sold for the year ended December 31, 2012 is slightly more than the 64% increase in revenue for the same time period, due to variations in the sales mix of products sold as the profit margin on some products are lower and due to increased sales to distributors, which are charged slightly lower pricing.

Gross profit increased by $303,044 or 55% to $850,456 for the year ended December 31, 2012, compared to gross profit of $547,412 for the year ended December 31, 2011. Our gross margin percentage decreased to 40% for the year ended December 31, 2012 from 42% for the year ended December 31, 2011.  The decrease in gross margin of 2% was due to variations in the sales mix of products sold as the profit margin on some products are lower and due to increased sales to distributors, which are charged slightly lower pricing.

General and administrative expenses increased $351,944, or 29%, to $1,568,067 for the year ended December 31, 2012, compared to general and administrative expenses of $1,216,123 for the year ended December 31, 2011. Significant variations within the general and administrative expenses were as follows:

	December 31, 2012	December 31, 2011	Increase (Decrease)

Professional fees	$420,385	$224,995	$195,390
Stock warrant expense	80,141	220,212	(140,071)
Payroll	483,253	400,144	83,109
Advertising and marketing	72,971	6,808	66,163
Freight expense	154,500	96,209	58,291
Duty and customs fees	50,263	10,013	40,250
Travel and entertainment	64,896	34,500	30,396
All other general & admin. expenses	241,658	223,242	18,416
	$1,568,067	$1,216,123	$351,944

Professional fees increased by $195,390 for the year ended December 31, 2012 compared to the year ended December 31, 2011, due primarily due to the increase in professional fees associated with investor relations, much of which are non-cash expenses as detailed in the table below which shows adjusted EBITDA.

Stock warrant expense decreased by $140,071 for the year ended December 31, 2012 compared to the year ended December 31, 2011, due  to the updated lower valuation of warrants previously issued offset partially by the charge to expense for stock warrants issued to note holders relating to the terms of certain debt instruments. As shown in footnote 6 of the Notes to the Company’s Consolidated Financial statements, the Company has recorded a warrant liability of $179,771 and $234,371 as of December 31, 2012 and 2011, respectively, which is based on the Black-Scholes valuation model to estimate the fair value of the warrants.  The significant assumptions considered by the model were the remaining term of the warrants, the fair value per share stock price of $.16 and $.20, a risk free treasury rate for 2.5 years and 3.5 years of .31% and 3.30% at December 31, 2012 and  2011, respectively and an expected volatility of 60%.

Payroll expense increased by approximately $83,000 for the year ended December 31, 2012 compared to the year ended December 31, 2011, due primarily to $41,002 in additional expense in 2012 for the cost of the employee stock option plan and the addition of 2 employees.

Advertising and marketing increased approximately $66,000 due to an increase in advertising, contracted web-site improvements, and investor relations efforts.

Freight expense increased approximately $58,000 for the year ended December 31, 2012 compared to the year ended December 31, 2011, due to an increased volume of shipped goods that were necessary as a result of sales increasing by 64% for the year ended December 31, 2012 compared to the year ended December 31, 2011.

Duty and customs fees increased $40,250 to $50,263 for year ended December 31, 2012, compared to $10,013 for the year ended December 31, 2011.  Increased Duty and customs fees resulted from the Company receiving more containers of our products from our overseas manufacturers, which was needed to increase sales 64% and to increase inventory by 1,019% for the year ended December 31, 2012 compared to the year ended December 31, 2011.

Travel and entertainment expenses increased $30,396 to $64,896 for year ended December 31, 2012, compared to $34,500 for the year ended December 31, 2011.   In 2012, increase travel included sales trips to Europe and Asia which  helped boost our growth in revenue by 64% in 2012.

Research and development expenses increased $43,282 to $75,474 for year ended December 31, 2012, compared to $32,192 for the year ended December 31, 2011.  Increased Research and development expense has resulted from an increase in field testing of our patented “ButtKicker Live!” broadcast technology with a professional sports team.

Loss from operations increased by $92,183 or 13% for the year ended December 31, 2012 to $793,085 as compared to $700,902 for the year ended December 31, 2011. The additional operating loss was primarily caused by the increase in professional fees, payroll, advertising and marketing, freight expense, research and development expense, and duty and custom fees, offset partially by a decrease in stock warrant expense as shown above.

Interest expense decreased $186,994 or 40%, to $278,928 for the year ended December 31, 2012, compared to interest expense of $465,922 for the year ended December 31, 2011. The decrease was due primarily to total debt conversion of approximately $1,450,000 in the years ending December 31, 2012 and 2011 as illustrated in Notes to consolidated Financial Statements, note number 7.

Our net loss decreased $94,803 for the year ended December 31, 2012. We had net loss of $1,071,968 (or basic and diluted net loss per share of $0.02) compared to net loss of $1,166,771 (or basic and diluted net loss per share of $0.02) for the year ended December 31, 2011.   The decrease in net loss was primarily attributable to the 64% increase in revenue and an increase in gross margin of approximately $303,000 as mentioned above, but was partially  offset by an increase in general and administrative and research and development expenses.  Much of the increase in general and administrative and research and development expenses was attributable to non-cash expenses of approximately $300,000 as shown below in the adjusted EBITDA calculation.   Some of the increase in general and administrative expenses was the result of expenses that have the potential of benefiting the company’s future such as:  the increase in research and development of $43,250, the increase in advertising of $66,163 and the increase in freight expense of $58,291, some of which was needed to build inventory levels for 2013 sales.

The following table sets forth EBITDA and adjusted EBITDA for the Company, which is a non-GAAP measurement.  EBITDA is defined as earnings (loss) before net interest expense, income taxes, depreciation and amortization.  Adjusted EBITDA is defined as earnings before net interest expense, income taxes, depreciation, amortization, and non-cash expenses such as stock warrant expense and stock based compensation to consultants and employees. Although EBITDA and Adjusted EBITDA are not measures of performance calculated in accordance with generally accepted accounting principles (“GAAP”), management believes that these non-GAAP measures will allow for a better evaluation of the operating performance of the business and facilitate meaningful comparison of the results in the current period to those in prior periods and future periods.  However, investors should not consider these measures in isolation or as a substitute for net income (loss), operating income (loss), or any other measure for determining the Company’s operating performance that is calculated in accordance with GAAP.  A reconciliation of EBITDA and Adjusted EBITDA to the most comparable GAAP financial measure, net loss, follows:

	December 31, 2012	December 31, 2011

Net Loss	$(1,071,968)	$(1,166,771)
Adjustments
Interest Expense	278,928	465,922
Depreciation and Amortization	34,337	37,744
Taxes	-	-
EBITDA	(758,703)	(663,105)
Less non-cash expenses from:
Stock warrant expense	80,141	220,212
Payment of stock and warrants to consultants	183,239	68,801
Employee stock options expense	41,002	-
Adjusted EBITDA	$(454,321)	$(374,092)

EBITDA decreased $95,598 or 14% to $(758,703) for the year ended December 31, 2012, compared to $663,105 for the year ended December 31, 2011.  Interest, depreciation and amortization were all lower in 2012, which when these expenses are adjusted out of our 2012 net loss, the resulting EBITDA is lower for the year ended December 2012, when compared with the year ended December 31, 2011.

Adjusted EBITDA, decreased $80,229 or 21% to $(454,321) for year ended December 31, 2012, compared to EBITDA, net of above listed non-cash items of $(374,092) for the year ended December 31, 2011. The decrease in adjusted EBITDA, was less than the decrease in EBITDA for the year ended December 31, 2012, compared to  the year ended December 31, 2011 by $15,369 due to the increase in the payment of stock and warrants to consultants plus and employee stock options expense mostly offset by the decrease in Stock warrant expense.

Liquidity and Capital Resources

Total current assets were $861,037 at year ended December 31, 2012, consisting of cash of $79,136, net accounts receivable of $21,011, inventory of $629,251 and prepaid and other current assets of $131,639.

Total current liabilities were $2,441,655 as of December 31, 2012, consisting of accounts payable and accrued expenses of $1,201,619, current maturities of long-term debt of $1,071,128 and other current liabilities of $168,908.

As of December 31, 2012, our working capital deficit decreased $1,746,346 or 52% to $(1,580,618) compared to our working capital deficit of $(3,326,964) for the year ended December 31, 2011.

Cash Flows during the year ended December 31, 2012

During the year ended December 31, 2012, we had a net increase in cash and cash equivalents of $24,004 mostly consisting of net cash used in operating activities of $1,449,464 and net cash provided by financing activities of $1,477,318.

Net cash used by operating activities was $1,449,464 for the year ended December 31, 2012, consisting of an increase in: net inventory  of $573,024, prepaid expenses of $64,807, accounts receivable and provision for credit losses of $19,892,  accounts payable and accrued expenses of $13,612 and decreases in deferred revenue of $69,854. These changes were reduced by net loss of $1,071,968 which had adjustments for depreciation and amortization of $34,337, employee stock options of $41,002, warrants issued in connection with debt requirements of $134,741, and stock and warrants issued for services of $180,989, and change in fair value of warrant liability of $(54,600).

Net cash used in investing activities was $3,850 for the year ended December 31, 2012, consisting of the purchase of equipment.

Net cash provided by financing activities was $1,477,318 for the year ended December 31, 2012, primarily consisting of proceeds from the sale of stock and warrants of $1,685,000, proceeds from options exercised of $1,702, and net proceeds from debt of $313 partially offset by the payment of debt of $209,696.

The Company also expects to need approximately $2,200,000 of cash to purchase inventory: $900,000 within the next six months and $1,300,000 more within the succeeding 6 months. The Company expects to generate the majority of these funds from operations.  We estimate that for the next 12 months we will also need $300,000 for debt service.

 The Company historically has incurred net losses, negative cash flows from operating activities, and has an accumulated deficit of approximately $7,900,000 at December 31, 2012.  In addition, at December 31, 2012 the Company had a cash balance of $79,136 and working capital deficiency of approximately $1,580,000. Although the working capital deficiency has improved by $1,746,346 in one year, in both the near and long term, without additional financing, the Company is and will be in an illiquid position. The Company received cash through the sales of Common Stock and warrants to purchase Common Stock in the amount of $150,000 in the third quarter of 2011, $250,000 in the fourth quarter of 2011, $375,000 in the first quarter of 2012, $770,000 in the second quarter of 2012 and an additional $540,000 in the third quarter of 2012.  The Company believes that its operations, exclusive of any research and development costs, can become operationally cash flow positive on an ongoing basis by the end of the third quarter of 2013, assuming the Company raises additional capital of $500,000 through the timely sales of stock. The Company believes that the receipt of additional equity will enable it  to  purchase adequate inventory to meet its existing  sales demand and to be able to increase sales through advertising. There is no assurance that the Company will have any additional sales of stock or that the Company will be able to become operationally cash flow positive.

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

At this time, we have not secured additional financing. We do not have any commitments for additional capital from third parties or from our officers or directors or any of our shareholders to supplement our operations or provide us with financing in the future. There can be no assurance that additional capital will be available to us, or that, if available, it will be on terms satisfactory to us. If we are unable to increase revenues from operations, to raise additional capital from conventional sources and/or additional sales of stock in the future, we may be forced to curtail or cease our operations.  These factors raise doubt in our ability to continue as a going concern.  Our financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. There is substantial doubt that we can continue as a going concern for the next 12 months unless additional funding is secured by the Company.

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

Item 9.  Changes in and Disagreements With Accountants on Acounting and Financial Disclosure

The Company has no disagreements with its accountants.

On April 18, 2012, the Board of Directors of The Guitammer Company, a Nevada corporation, (the Company) dismissed Friedman LLP as our independent registered public accounting firm and approved the appointment of Schneider Downs & Co., Inc. (SD&Co) as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2012.   SD&Co replaces Friedman LLP, as the Company’s independent registered public accounting firm effective April 18, 2012.   The Board of Directors’ reason for the change in independent accounting firms was the need to have a firm that had offices located in close proximity to the Company’s location in Westerville, Ohio.

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

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 ("Exchange Act"), the Company carried out an evaluation, with the participation of the Company’s management, including Mark Luden, the Company's Chief Executive Officer ("CEO") and Richard Conn, the Company's Chief Financial Officer ("CFO") (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2012 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure, due to the material weaknesses described below.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, is a process designed by, or under the supervision of, the chief executive officer and chief financial officer, or persons performing similar functions, and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on its evaluation our management concluded that our internal control over financial reporting was not effective as of December 31, 2012.

Remediation of Material Weakness in Internal Control over Financial Reporting

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

Changes in Internal Controls

During the year ended December 31, 2012, there were no significant changes in internal controls of the Company or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 9B.  Other Information

None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance.

Our executive officers and directors and their ages and positions are as follows:

Name	Age	Position

Mark A. Luden	53	President, CEO, Secretary and Director
Richard E. Conn	57	Chief Financial Officer and Treasurer
Marvin Clamme	59	Vice President of Engineering
Kenneth McCaw	61	Director
Walter J. Doyle	77	Director

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

Richard E. Conn has served as our Controller since April 2006 and CFO and Treasurer since May 18, 2011.  From April 1982 to March 2006 he served as Vice President of Finance for CoreSource, Inc. whose principal business is Health insurance. Mr. Conn is a Certified Public Accountant in good standing and a member of the Ohio Society of Certified Public Accountants.

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

Mr. Doyle earned an Electrical Engineering degree from The City College of New York (CCNY) and an MBA from the Harvard Business School.  He is a member and/or on the board of a number of businesses and local civic organizations. As discussed below under Certain Relationships and Related Transactions and Director Independence, Forest Capital, a company controlled by Mr. Doyle, made the Working Capital Loan to the Company. As provided for in the loan documents, the Company agreed to provide Forest Capital the right to appoint one member of the board of directors of the Company, which member is Mr. Doyle. (See Working Capital Loan and Consulting Agreement, Exhibit 10.15, incorporated herein by reference.)  Mr. Doyle’s said past executive experience being a substantial shareholder of the Company and being nominated to the Board by Forest Capital as aforesaid, led the Board of Directors to the conclusion that he is qualified to serve as a director of the Company.

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

We have two executive officers. The annual performance review of our executive officers is considered by the board of directors when making decisions on setting base salary and grants of long-term equity incentive awards.

The board of directors review the annual performance of any parties related to the CEO and consider the recommendations of the related person's direct supervisor with respect to base salary and grants of long-term equity incentive awards. The board of directors review and may approve these recommendations with modifications as deemed appropriate.

Our Executive Compensation Programs

Overall, our executive compensation programs are designed to be consistent with the objectives and principles set forth above. The basic elements of our executive compensation programs are summarized in the table below, followed by a more detailed discussion of each compensation program.

Element	Characteristics	Purpose

Base salary	Fixed annual cash compensation; all executives are eligible for periodic increases in base salary based on performance and market pay levels.	Keep our annual compensation competitive with the market for skills and experience necessary to meet the requirements of the executive's role with us.

Long-term equity incentive plan awards (stock options)	Performance-based equity award which has value to the extent our common stock price increases over time; targeted at the market pay level and/or competitive practices at similar companies.	Align interest of management with shareholders; motivate and reward management to increase the shareholder value of the company over the long term.

Health & welfare benefits	Fixed component. The same/compar- able health & welfare benefits (medical and disability insurance) are available for all full-time employees.	Provides benefits to meet the health and & welfare needs of employees and their families.

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

We consider market pay levels among individuals in comparable positions with transferable skills within our industry and comparable companies in general industry. When establishing the base salary of any executive officer, we also consider business requirements for certain skills, individual experience and contributions, the roles and responsibilities of the executive and other factors. We believe a competitive base salary is necessary to attract and retain an executive management team with the appropriate abilities and experience required to lead us. Approximately 30% to 90% of an executive officers total cash compensation, depending on the executive's role with us, is paid as a base salary.

The base salaries paid to our named executive officers are set forth below in the Summary Compensation Table - See "Summary of Compensation." For the fiscal year ended December 31, 2012, cash compensation to our named executive officers was $117,692 to our chief executive officer and $71,250 to our CFO. We believe that the base salary paid to our executive officers during 2012 achieves our executive compensation objectives.

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

For accounting purposes, we apply the guidance in Accounting Standards Codification 718, stock compensation (ASC 718), to record compensation expense for our stock option grants. ASC 718 is used to develop the assumptions necessary and the model appropriate to value the awards as well as the timing of the expense recognition over the requisite service period, generally the vesting period, of the award.

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

Overview of 2012 Compensation

We believe that the total compensation paid to our named executive officers for the fiscal year ended December 31, 2012 achieves the overall objectives of our executive compensation program. In accordance with our overall objectives, executive compensation for 2012 was competitive with comparable companies. See "Summary of Compensation."

Other Benefits

Health and Welfare Benefits

All full-time employees, including our named executive officers, may participate in our health and welfare benefit program.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Option Awards ($)(1)	All Other Compensation ($)(2)	Total ($)

Mark A. Luden	2012	$117,692	(3)	$472,602	$1,499	$581,793
President, CEO, Secretary	2011	$100,000		$-	$1,226	$101,226
	2010	$96,154		$-	$1,002	$97,156

Richard E. Conn	2012	$71,250		$76,017	$1,999	$149,266
CFO and Treasurer	2011	$52,500		$-	$1,640	$54,140
	2010	$50,481		$-	$1,337	$51,818

(1)
In 2012, Mr. Luden received ten-year options  to purchase 3,000,000 shares of our Common Stock,  at an exercise price of $0.25 per share as additional compensation for his service to the Company.  The options were valued at $472,602 according to the Black-Scholes option pricing model.  Also in 2012, Mr. Conn received ten-year options  to purchase 500,000 shares of our Common Stock,  at an exercise price of $0.25 per share as additional compensation for his service to the Company.  The options were valued at $76,017 according to the Black-Scholes option pricing model.

(2)	Represents health insurance premiums paid by the Company.
(3)	Includes $10,000 performance bonus payable in 2013.

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

On November 16, 2011, the Board of Directors approved a stock option plan for its employees and approved 600,000 stock options for three of its employees.  The Board was advised by its legal counsel that certain changes to the stock option plan were needed and would require the previous plan and option grants to be cancelled and then replaced with a new plan and new option grants.   On February 1, 2012, the Board cancelled the plan approved on November 16, 2011 and approved a new 2012 Incentive Stock Option Plan (“2012 ISOP”)and 600,000 stock options for three of its employees, (500,000 of which were granted to Rich Conn, CFO)  with an exercise price of $0.25 per share with a vesting schedule of 60% on the first anniversary of the grant, 20% on the second anniversary of the grant and the final 20% on the third anniversary of the grant.   On November 26, 2012, the Board approved a stock option plan and granted 3,000,000 stock options to the Company’s president and CEO,  with an exercise price of $.25 per share with a vesting schedule of 33 and 1/3% on the first anniversary of the grant, 33 and 1/3% on the second anniversary of the grant and the final 33 and 1/3% on the third anniversary of the grant. See discussion below of the 2012 ISOP that was approved by the Majority Shareholders on December 31, 2012.  On November 26, 2012, the Board approved a CEO Compensation plan that resulted in the Company’s president and CEO being awarded a $10,000 bonus as a result of the Company’s revenues exceeding $2,100,000 dollars and the Company’s gross margin exceeding 37.5%.   The compensation plan was for 2012 only.

Outstanding Equity Awards at Fiscal Year End

The table below shows outstanding equity awards for the Company's executive officers as of the fiscal year ended December 31, 2012, which equity awards consists of ten-year, non-qualified stock options granted under the Company’s 1999 Non-Qualified Stock Option Plan (the "1999 Options"), all of which are vested and exercisable but none of which have been exercised and options granted under the 2012 ISOP, none of which are vested.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
	(1)
Mark A. Luden,	4,255,356	0	0	$0.0032	(2)	0	$0	0	$0
CEO	6,241,200	0	0	$0.02	(3)	0	$0	0	$0
	3,000,000	0	3,0000,000	.25	(4)	3,000,000	$0	3,000,000	$0
Richard E. Conn	355,629	0	0	$.0032	(5)	0	$0	0	$0
	500,000	0	500,000	.25	(6)	500,000	$0	500,000	$0

(1)	Post-Reorganization shares aggregate 13,496,556 shares at a conversion ratio of 31,206 to 1.
(2)	Options for 1,390,851 shares expire June 29, 2019, for 1,029,798 shares December 14, 2019 and for 1,834,707 shares December 30, 2019.
(3)	Options for 1,248,240 shares expire February 28, 2017 and for 4,992,960 shares March 12, 2019.
(4)
Options for 3,000,000 shares expire November 25, 2022.  Shares vest 1,000,000 on November 25, 2013, 1,000,000 on November 25, 2014, and 1,000,000 on November 25, 2015.  Since the options are exercisable at $.25 and the Company’s stock is currently trading at $.15, management believes these options have no value as of the filing date of this form.

(5)	Options for 355,629 shares expire June 29, 2019 and were assigned to Richard E. Conn from Mark A. Lunden, CEO on April 19, 2012.
(6)
Options for 500,000 shares expire January 31, 2022.  Shares vest 300,000 on January 31, 2013,  100,000 on January 31, 2014, and 100,000 on January 31, 2015.  Since the options are exercisable at $.25 and the Company’s stock is currently trading at $.15, management believes these options have no value as of the filing date of this form.

Item 12. Security  Ownership of Certain  Beneficial  Owners and Management and Related Stockholder Matters

The following table sets forth information concerning the beneficial ownership of the Company’s Common Stock on December 31, 2012 by (i) each person who is known by the Company to own beneficially more than 5% of the Common Stock, (ii) each director of The Guitammer Company, (iii) each of the executive officers of The Guitammer Company and (iv) all directors and executive officers of The Guitammer Company as a group.

Name and Address(1) of Beneficial Owner	Shares Beneficially Owned		Options and Warrants Beneficially Owned		Total Shares and Options Beneficially Owned	Percentages(2)

Mark Luden President, CEO and Director	5,873,110		13,546,556	(6)	19,419,666	23.59%

Richard E. Conn, CFO and Treasurer	35,206		855,629		890,835	1.28%

Marvin Clamme Vice President	6,397,230		5,297,166		11,694,396	15.79%

Kenneth McCaw Director	2,340,450		9,353,946		11,694,396	14.97%

Walter J. Doyle(3) Director	1,907,414		200,000		2,107,414	3.06%

Christopher Doyle(4) 8234 Glencullen Ct. Dublin, OH 43017	12,660,934	(4)	6,918,678		19,579,612	25.87%

Thelma G. Gault 91 Shelby Street Eminence, KY 40019	2,590,098		3,276,630		5,866,728	8.14%

Julie E. Jacobs Trust c/o Francine I. Jacobs, Trustee 1105 Schrock Road Suite 602 Columbus, OH 43229	9,380,409		2,083,857		11,464,266	16.18%

Gerald Jacobs(5) 1105 Schrock Road Suite 602 Columbus, OH 43229	4,046,787		400,000		4,446,787	6. 43%

All Officers and Directors as a Group (5 Persons)	16,553,410		29,253,297		45,806,707	46.97%

(1)	Addresses for the officers and directors are the Company’s address.
(2)
The number of shares of Common Stock owned are those "beneficially owned" as determined under SEC regulations, including any shares of Common Stock as to which a person has sole or shared voting or investment power and any shares of Common Stock which the person has the right to acquire within 60 days through the exercise of any option, warrant or right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. As of December 31, 2012, there were 68,779,482 shares of Common Stock outstanding.

(3)	Includes shares held in The Walter J. Doyle Trust. Mr. Doyle is a minority shareholder in Forest Capital, LLC, which shares, options and warrants Christopher Doyle is deemed to beneficially own.
(4)	Christopher Doyle is the adult son of Walter J. Doyle and the majority shareholder in in Forest Capital, LLC, which shares, options and warrants he is deemed to beneficially own.
(5)	Includes shares held directly by Gerald Jacobs and warrants held by Standard Energy Company which Mr. Jacobs is deemed to beneficially own.
(6)	Includes 50,000 options owned by Nancy Luden, wife of Mark Luden.

Item 13.  Certain Relationships and Related Transactions and Director Independence.

Except for the transactions described below, none of our directors, officers or principal shareholders, or any associate or affiliate of the foregoing, have any interest, direct or indirect, in any transaction or in any proposed transactions, during the years ended December 31, 2012 and 2011.

In July of 2009, we entered into a Working Capital Loan and Consulting Agreement (the “Working Capital Loan”), with Forest Capital, LLC (“Forest”), which is controlled by Walter J. Doyle, a Director of the Company.  Pursuant to the Working Capital Loan, Forest loaned us an aggregate of $250,000, which amount bore interest at the rate of 10% per annum.  The principal amount of the loan was initially payable by us upon the earlier to occur of (a) the completion of a significant funding transaction or (b) December 31, 2009, provided that the Company could extend the loan to December 31, 2010, provided that we pay all of the accrued interest then due on the loan by December 31, 2009, and that we agree to increase the interest rate of the Working Capital Loan to 20% per annum, compounded monthly and payable annual. The Working Capital Loan was so extended and was due on demand. As of February 29, 2012, the balance due on this loan was $150,000. In consideration for Forest agreeing to the Working Capital Loan, we agreed to issue and in January 2010 issued to Forest 85.3 shares of Guitammer-Ohio which because of the Reorganization have been converted into an aggregate of 2,661,871 shares of the Company’s common stock (subsequently transferred to The Walter J. Doyle Trust) and granted 10-year options to purchase shares of Guitammer-Ohio which because of the Reorganization have been converted into options to purchase 655,326 shares of the Company’s Common Stock at an exercise price of $0.02 per share. Also,  the Company’s directors, including Mr. Luden, Mr. McCaw and Mr. Clamme agreed to transfer and have each transferred to Forest options to purchase shares of Guitammer-Ohio which because of the Reorganization have been converted into options to purchase  2,014,971 shares of the Company’s Common Stock (a total of  6,044,914 shares) at an exercise price of $0.02 per share. Also, the Company agreed to provide Forest the right to appoint one member of the board of directors of the Company, which member is Mr. Doyle.  On December 21, 2011, $100,000 of the principal and all interest due on the loan was converted to shares of the Company’s stock pursuant to the note conversion agreement.  Also, the note was amended on December 21, 2011 reissued and now bears interest at a rate of 8%.  The first interest payment is due on January 3, 2013.   The loan is payable on January 3, 2014.  The outstanding balance on the Working Capital Loan as of December 31, 2012 was $150,000.

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

On April 25, 2008 Ms. Gault signed an Intercreditor Agreement with the Director of Development of the State of Ohio, also a creditor of the Company, in which she agreed to share, paripassu, with the Director her security interest in the assets of the Company securing the Gault Loan.

In February 2009, the Gault Loan was amended again to subordinate the repayment of the loan to the repayment of the Credit Agreement described below. In November 2010, the Gault Loan was amended once again to subordinate the repayment of the loan to the repayment of the Julie E. Jacobs Trust’s and the Standard Energy Company’s loans described below.   The outstanding balance on the Gault Loan as of December 31, 2012 was $584,352.

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

The Credit Agreement is due and payable on demand.  The balance due of the Credit Agreement as of December 31, 2012 was $397,371.

On April 7, 2010 the Julie E. Jacobs Trust (“Jacobs Trust”) loaned us $100,000. The loan was due on June 7, 2010 but has not been paid. The Note bore interest at the rate of 30% per annum and was payable on demand.  As additional consideration for the loan, the Company agreed to issue to the Jacobs Trust Warrants to purchase 125,003 shares of our Common Stock post- Reorganization at $0.005 per share at the time of a Company IPO.  On December 21, 2011, the interest due on the loan was converted to shares of the Company’s stock pursuant to the note conversion agreement.  Also, the note was amended on December 21, 2011 reissued and now bears interest at a rate of 8%.  The first interest payment is due on January 3, 2013. The loan is payable on January 3, 2014.As of December 31, 2012, the balance due on this loan was $100,000.

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

On October 5, 2010 the Company issued its Promissory Note payable to Walter J. Doyle Trust in the amount of $25,000 to evidence a loan made to the Company that date.  The note bore interest at the rate of 10% per annum and was due September 30, 2011.   On December 21, 2011, the principal and interest due on the loan was converted into 112,108 shares of the Company’s Common Stock.

On November 12, 2010 the Company arranged an inventory financing agreement with the Walter J. Doyle Trust and the Julie E. Jacobs Trust, for an aggregate of $300,000 and a monthly interest rate of 2%.  The loan was evidenced by two-$150,000 promissory notes payable to the lenders (one of which is the Standard Energy Company) and secured by a first lien on all of the assets of the Company. The notes were due on October 14, 2011.  On December 21, 2011, the principal and interest on the loan was converted into 1,500,456 shares of the Company’s Common Stock.

Director Independence

In the opinion of the Board of Directors, no Director may be deemed independent.

Item 14.  Principal Accounting Fees and Services

	Year ending	Year ending
	December 31, 2012	December 31, 2011

Audit and review fees	$61,000	$68,355
Audit-related Fees	-	-
Tax fees	-	-
All other fees	-	-

PART IV

Item 15. Exhibits, Financial Statement Schedules

1. Consolidated Financial Statements.

The following consolidated financial statements of The Guitammer Company and subsidiary, are  submitted  as a  separate  section of this  report  (See  F-pages)  and are incorporated by reference in Item 8:

F1    - Report of Independent Registered Public Accounting Firm -2012
F2    - Report of Independent Registered Public Accounting Firm -2011
F3    - Consolidated Balance  Sheets  as  of  December  31,  2012  and  2011
F4    - Consolidated Statements of Operations for the years ended December 31, 2012 and 2011
F5    - Consolidated  Statement  of Changes in  Stockholders'  Deficit for the years ended December 31, 2012 and 2011
F6    - Consolidated  Statements  of Cash Flows for the years ended  December 31, 2012 and 2011
F7    - Notes to Consolidated Financial Statements

All  schedules  are omitted  because  they are either not  required or not applicable or the required  information is shown in the  Consolidated  Financial Statements or Notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

The Guitammer Company

We have audited the accompanying consolidated balance sheets of The Guitammer Company (the Company) as of December 31, 2012, and the related consolidated statements of operations, changes in stockholders’ deficiency, and cash flows for the year then ended. The Guitammer Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Guitammer Company as of December 31, 2012 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Schneider Downs & Co., Inc.

Columbus, Ohio
March 14, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
The Guitammer Company

We have audited the accompanying consolidated balance sheet of The Guitammer Company (the “Company”) as of December 31, 2011, and the related consolidated statements of operations, changes in stockholders’ deficiency, and cash flows for the year then ended. The Guitammer Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Guitammer Company as of December 31, 2011, and the results of its operations and its cash flows for the year ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Friedman LLP

East Hanover, New Jersey
April 6, 2012

THE GUITAMMER COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$79,136	$55,132
Accounts receivable, net	21,011	1,119
Inventory	629,251	56,227
Prepaid expenses and other current assets	131,639	66,832
Total current assets	861,037	179,310

Property and equipment, net	12,208	14,015
Deferred financing costs, net	58,336	44,525
Other assets	28,780	36,088
Total Assets	$960,361	$273,938

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Line of credit	$39,523	$39,523
Accounts payable	757,060	837,742
Accrued expenses	444,559	423,947
Deferred revenue	129,385	199,239
Current portion of long-term debt - related parties	517,004	569,929
Current portion of long-term debt - non-related parties	554,124	1,435,894
Total current liabilities	2,441,655	3,506,274

Long-term debt, net of current portion - related parties	317,348	462,534
Long-term debt, net of current portion - non related parties	391,018	-
Total Liabilites	3,150,021	3,968,808

Commitments	-	-

Stockholders' deficit
Common stock, par value of $.001, 150,000,000 shares authorized;
68,779,482 and 56,428,039 shares issued and outstanding at
December 31, 2012 and December 31, 2011, respectively	68,780	56,428
Additional paid-in capital	5,641,492	3,076,666
Accumulated deficit	(7,899,932)	(6,827,964)
Total Stockholders' deficit	(2,189,660)	(3,694,870)
Total Liabilities and Stockholders' deficit	$960,361	$273,938

See accompanying Notes to Consolidated Financial Statements.

THE GUITAMMER COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2012	2011

Total revenue	$2,132,624	$1,303,453

Cost of goods sold	1,282,168	756,041
Gross profit	850,456	547,412

Operating expenses
General and administrative	1,568,067	1,216,123
Research and development	75,474	32,191
	1,643,541	1,248,314

Loss from operations	(793,085)	(700,902)

Other income (expense)
Interest expense	(278,928)	(465,922)
Interest income	45	53
	(278,883)	(465,869)

Loss before provision for income taxes	(1,071,968)	(1,166,771)

Provision for income taxes	-	-
Net loss attributable to common stockholders	$(1,071,968)	$(1,166,771)

Basic and diluted loss per share	$(0.02)	$(0.02)

Basic and diluted weighted average common shares outstanding	64,861,800	50,657,255

See accompanying Notes to Consolidated Financial Statements.

THE GUITAMMER COMPANY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

YEARS ENDED DECEMBER 31, 2012 AND 2011

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2011	50,001,374	$50,001	$1,692,169	$(5,661,193)	$(3,919,023)

Common stock and warrants issued in connection with debt retirement	4,379,998	4,380	917,743	-	922,123

Common Stock and warrants issued for services	446,667	447	68,354	-	68,801

Common stock and warrants issuance	1,600,000	1,600	398,400	-	400,000

Net loss	-	-	-	(1,166,771)	(1,166,771)

Balance, December 31, 2011	56,428,039	56,428	3,076,666	(6,827,964)	(3,694,870)

Common stock and warrants issued in connection with debt retirement	4,319,906	4,321	527,173	-	531,494

Employee stock options issued vesting over 3 years	-	-	41,002	-	41,002

Warrants issued in connection with debt requirements	-	-	134,741	-	134,741

Common Stock and warrants issued for services	760,331	760	182,479	-	183,239

Options exercised for common stock purchase	531,206	531	1,171	-	1,702

Common stock and warrants issuance	6,740,000	6,740	1,678,260	-	1,685,000

Net loss	-	-	-	(1,071,968)	(1,071,968)

Balance, December 31, 2012	68,779,482	$68,780	$5,641,492	$(7,899,932)	$(2,189,660)

See accompanying Notes to Consolidated Financial Statements.

THE GUITAMMER COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2012	2011
Cash flows from operating activities
Net loss	$(1,071,968)	$(1,166,771)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation and amortization	34,337	37,744
Employee stock options	41,002	-
Stock and warrants issued for services	180,989	68,801
Warrants issued in connection with debt requirements	134,741	-
Provision for credit losses	-	15,607
Provision for obsolete inventory	-	10,415
Change in fair value of warrant liability	(54,600)	220,212

Changes in assets and liabilities
Accounts receivable	(19,892)	14,474
Inventory	(573,024)	213,257
Prepaid expenses	(64,807)	(64,759)
Accounts payable and accrued expenses	13,612	183,902
Deferred revenue	(69,854)	67,747
Net cash used in operating activities	(1,449,464)	(399,371)

Cash flows from investing activities
Purchase of property and equipment	(3,850)	(1,504)
Net cash used in investing activities	(3,850)	(1,504)

Cash flows from financing activities
Proceeds from stock and warrants	1,685,000	400,000
Proceeds from options exercised	1,702	-
Payment line of credit	-	(277)
Payment of capital lease obligation	-	(515)
Proceeds from debt	312	35,000
Payment of debt	(209,696)	(44,123)
Net cash provided by financing activities	1,477,318	390,085

Net increase (decrease) in cash and cash equivalents	24,004	(10,790)
Cash and cash equivalents, beginning of year	55,132	65,922
Cash and cash equivalents, end of year	$79,136	$55,132

Supplemental disclosure of cash flow information
Cash paid during the period for
Interest	$183,462	$203,404
Income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities
Issuance of common stock in connection with debt retirement	$531,494	$922,123
Issuance of common stock and warrants for professional services	$183,239	$-
Increase in deferred financing costs in connection with debt refinancing	$35,183	$-

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

Accounts receivable are uncollateralized customer obligations due under normal trade terms generally requiring payment within 30 days from the invoice date. The Company recorded an allowance of approximately $4,600 at December 31, 2012 and $23,600 at December 31, 2011.

1 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventory
Inventory, consisting of finished goods, is stated at the lower of cost or market.  Cost is determined using the weighted average method.  Inventory that is determined to be obsolete or not sellable is expensed immediately.  The Company recorded a reserve for obsolete items of $10,415 at December 31, 2012 and 2011.

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

Deferred Financing costs, net
Deferred financing costs are recorded at cost less accumulated amortization.   Amortization is provided using the straight-line method over the life of the loan for which the financing costs were incurred.

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

Deferred Revenue
The Company received prepayment for products from some of its customers as the Company requires prepayment before goods are shipped to all international customers.   As of December 31, 2012 and 2011 the Company had deferred revenue of $129,385 and $199,239, respectively.  The Company recognizes revenue and decreases deferred revenue in accordance with the revenue recognition policy.

Income Taxes
Prior to the creation of the Nevada holding company formed on May 18, 2011, the Company had elected S Corporation status for Federal and  Ohio state income tax purposes.  Under these elections, the Company’s taxable income was included on the stockholders individual income tax returns, and the Company made no provision for Federal and State income tax.

1 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Effective with the Company redomiciling to Nevada on May 18, 2011, the Company elected C Corporation status for both Federal and State income tax purposes.

There were no uncertain tax positions at December 31, 2012 or December 31, 2011, as the Company’s tax positions for open years meet the recognition thresholds of more likely than not to be sustained upon examinations.  When necessary, the Company would accrue penalties and interest related to unrecognized tax benefits as a component of income tax expense.  Tax returns for the years 2009 through 2011 are currently open to examination.  Tax returns prior to 2009 are no longer subject to examination by tax authorities.

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

The carrying amount reported in the balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.  The fair value of the long term debt and revolving line of credit at December 31, 2012 and 2011 approximated the carrying amount based on interest rates that were close to market rates or being close to maturity and were determined on a Level 2 measurement.

The Black-Scholes valuation model is used to estimate the fair value of the warrants. The significant assumptions considered by the model were the remaining term of the warrants, the fair value per share stock price of $.16 and $.20, a risk free treasury rate for 2.5 years and 3.5 years of .31% and 3.30% at December 31, 2012 and  2011, respectively and an expected volatility of 60%.  At December 31, 2012 and December 31, 2011, the fair value of warrants approximated the carrying amount and were determined on a Level 2 measurement.

Advertising
Costs of advertising and marketing are expensed as incurred.  Advertising and marketing costs were $72,971 and $6,808 for the years ended December 31, 2012 and 2011 respectively.

Shipping and Handling
Shipping and handling costs of approximately $154,500 and $96,209  for the years ended December 31, 2012 and 2011, respectively, are included in general and administrative expenses in the statements of operations.

1 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Research and development costs
The costs of research and development activities are expensed when incurred.

Earnings (Loss) Per Share of Common Stock
Earnings (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share when the Company reported a loss because to do so would be antidilutive for periods presented.  Anti-dilutive securities not included in net loss per share calculations for the years presented include:

	December 31,	December 31,
	2012	2011

Potentially dilutive securities:
Outstanding time-based stock options	44,725,371	42,068,497
Outstanding time-based warrants	11,273,178	3,196,934

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

In February 2012, the FASB issued ASU No. 2012-02, Intangibles--Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Codification Subtopic 350-30, Intangibles--Goodwill and Other, General Intangibles Other than Goodwill.  Under the guidance in this ASU, an entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period.  The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.  We are currently assessing the potential impact of the adoption of this amendment on our consolidated financial statements and related disclosures.

1 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

 In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  The update does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the update requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.  For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The amendments are effective prospectively for reporting periods beginning after December 15, 2012.  We are currently assessing the potential impact of the adoption of this amendment on our consolidated financial statements and related disclosures.

2 -  GOING CONCERN

The Company has incurred net losses, negative cash flows from operating activities, and has an accumulated deficit of approximately $7,900,000 at December 31,  2012.  In addition, at December 31, 2012 the Company had a cash balance of $79,136 and working capital deficiency of approximately $1,580,000.  The Company has relied upon cash from its financing activities to fund its ongoing operations as it has not been able to generate sufficient cash from its operating activities in the past and there is no assurance it will be able to do so in the future.  Unless the Company can obtain additional cash resources, these factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

3 -   PROPERTY AND EQUIPMENT, NET

	December 31,	December 31,
	2012	2011
Equipment and electronics	$108,755	$176,672
Furniture and fixtures	20,257	19,464
Leasehold improvements	12,313	12,313
	141,325	208,449

Less accumulated depreciation	(129,117)	(194,434)
Property and equipment, net	$12,208	$14,015

3 -   PROPERTY AND EQUIPMENT, NET (continued)

Depreciation expense for the years ended December 31, 2012 and 2011 was $5,657 and $9,065, respectively.

4 -   DEFERRED FINANCING COSTS, NET

	December 31,	December 31,
	2012	2011
Deferred financing costs	$139,990	$104,807
Less Accumulated Amortization	(81,654)	(60,282)
Deferred financing costs, net	$58,336	$44,525

Amortization expense for deferred financing costs was $21,372 for the years ended December 31, 2012 and 2011.   In December 2012, the Ohio Innovation Loan was modified and the Company incurred approximately $35,000 in financing costs which will be amortized over the remaining life of the loan.

5 -   LINE OF CREDIT

The Company has entered into an unsecured line of credit arrangement with Key Bank, which carries a maximum possible loan balance of $40,000 at an annual interest rate of 6.25% and is due on demand.  As of December 31, 2012 and December 31, 2011, the Company had borrowed $39,523.

6 -   ACCRUED EXPENSES

Accrued expenses consisted of the following at December 31, 2012 and December 31, 2011:

	December 31,	December 31,
	2012	2011
Accrued payroll	$36,118	$31,522
Accrued interest	169,399	112,139
Warrant liability	179,771	234,371
Deferred rent	-	7,268
Miscellaneous accrued expenses	59,271	38,647
	$444,559	$423,947

As more fully described in footnote 8, the Company has recorded a warrant liability of $179,771 and  $234,371 as of December 31, 2012 and 2011, respectively, which is based on the Black-Scholes valuation model to estimate the fair value of the warrants. The significant assumptions considered by the model were the remaining term of the warrants, the fair value per share stock price of $.16 and $.20, a risk free treasury rate for 2.5 years and 3.5 years of .31% and 3.30% at December 31, 2012 and  2011, respectively and an expected volatility of 60%.

7 -   DEBT

	December 31,	December 31,
	2012	2011
Debt payable to related parties is as follows:

Notes payable to two stockholders in original amounts of $300,000 at an interest rate of 12%. Notes were due no later than June 30, 2012. On November 17, 2011, $39,622 of the balance on the notes was converted to common stock at a price of $.04661 per share and 255,889 stock options were forfeited as a condition of the conversion. On January 31, 2012, the remaining balances on the notes were converted to shares of stock.  $158,489 of the notes were converted at a price of $.25 per share  and $39,622 of the notes were converted at $.04661 per share with 255,889 stock options were forfeited as a condition of conversion.
	$-	$198,111

Note payable to Forest Capital, an affiliate of the Walter J. Doyle Trust, a stockholder, in the original amount of $250,000 at an annual interest rate of 10%. Effective December 13, 2009, the annual interest rate increased to 20%. On December 21, 2011, $100,000 of the note was converted to shares of stock at a price of $.25 per share and the note was amended decreasing the annual interest rate to 8% with interest payable annually on January 3rd and with the principal balance due on January 3, 2014.	150,000	150,000

Note payable to Julie E. Jacobs Trust in the original amount of $100,000 at an annual interest rate of 20%. Effective September 26, 2010, the annual interest rate increased to 30% with the note payable on demand. On December 21, 2011, note was amended decreasing the annual interest rate to 8% with interest payable annually on January 3rd and with the principal balance due on January 3, 2014.	100,000	100,000

Note payable to Thelma Gault, a stockholder, in the original amount of $800,000 at an interest rate of 10%. The loan is collateralized by all assets of the Company, and on April 25, 2008 signed an agreement in which her collateralization is shared with the State of Ohio. On November 18, 2010, Thelma Gault signed an agreement subordinating up to $700,000 of debt to the Walter Doyle Trust and the Julie Jacobs Trust and to Standard Energy through the Julie Jacobs Trust. Note is due on May 1, 2014.	584,352	584,352

Total debt payable to related parties	$834,352	$1,032,463
Less current portion of debt payable to related parties	517,004	569,929
Long term debt payable to related parties	$317,348	$462,534

7 -   DEBT (Continued)

	December 31,	December 31,
	2012	2011
Other debt is as follows:

Note payable to Ohio Innovation Loan Fund at an interest rate of 8%.  Monthly payments of principal, interest, escrow, and service fees are based on the loan agreement.  The loan is collateralized by all assets of the Company, and this collateralization is shared with the Thelma Gault per agreement signed on April 25, 2008. On November 29, 2010, The Director of Development for the State of Ohio signed an agreement subordinating up to $700,000 of debt to the Walter Doyle Trust and the Julie Jacobs Trust and to Standard Energy through the Julie Jacobs Trust.  On December 1, 2012, Note was modified extending the due date to November 2015.
	$472,771	$659,969

Notes payable to Merrill Lynch in the original amount of $400,000, with interest payable at Libor plus .56%. In addition, this debt is guaranteed 50% each by the Walter J. Doyle Trust and the Julie E. Jacobs Trust. As compensation for their guarantees, the trusts receive 4% per annum and share a first position lien on all assets. The note is due on demand.	397,371	397,059

Notes payable to four different investors in the original amount of $250,000 at an interest rate of 12%. On January 31, 2012, all of these notes except for a $75,000 note were converted to shares of stock at a price of $.25 per share. The $75,000 note was due June 30, 2012 and is now considered due on demand.	75,000	193,866

Note payable to Joseph Albert in the original amount of $100,000 at an annual interest rate of 7%. This note is convertible at the note holder’s option into 400,000 shares of common stock. The note is due on demand. During June, 2012, the balance was paid down to $85,000 which was then converted to shares of stock at a price of $.25 per share.	-	100,000

Note payable to John Robison in the original amount of $50,000 at an annual interest rate of 7%. This note is convertible at the note holder’s option into 200,000 shares of common stock. The note is due on demand. During June, 2012, the balance was paid down to $42,500 which was then converted to shares of stock at a price of $.25 per share.	-	50,000

Note payable to Carl Generes in the original amount of $35,000 which is not interest bearing. Note is due no later than February 23, 2012 and is for legal services related to SEC filings to occur in 2011. On January 31, 2012, this note was converted to shares of stock at a price of $.0213 per share.	-	35,000

Other debt	$945,142	$1,435,894
Less current portion of debt payable to non-related parties	554,124	1,435,894
Long term debt payable to non-related parties	$391,018	$-

7 -   DEBT (Continued)

The principal maturities of the notes payable for the next five years and in the aggregate are as follows:

Period ending
December 31,
2013	$1,071,128
2014	405,887
2015	302,479
2016	-
2017	- -
$1,779,494

The Company is not in compliance with certain debt covenants and has not received waivers from the lender.  As a result, the note payable with an outstanding balance of $75,000 as of December 31, 2012, is classified as current in the accompanying balance sheets.

Conversion of debt
During the years ended December 31, 2012 and 2011, certain debt instruments were converted to equity. Prior to conversion, some of these debt instruments were modified to include a debt conversion feature. Based on the terms of the transactions, these modifications and conversion were treated as equity transactions.

7 -   DEBT (Continued)

The following table lists debt that was converted during the year ended December 31, 2012:

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

7 -   DEBT (Continued)

The following table lists debt that was converted to common stock in the year ended December 31, 2011:

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

8 -  STOCKHOLDERS’ DEFICIENCY

Stock Sales
During the year ended December 31, 2012, the Company sold 6,740,000 shares of stock and warrants as a part of a private placement memorandum for $.25 per share.  Additionally, stock options were exercised for the purchase of 531,206 shares  at $.0032 per share.  During the second half of  2011, the Company  sold 1,600,000 shares of stock and warrants as a part of a private placement memorandum for $.25 per share.  The total cash raised was $1,685,000 and $400,000 for the years ended December 31, 2012 and 2011, respectively.  The stock warrants were issued as a part of stock sales and are exercisable at $.36 per share.

Options
On February 1, 2012, the Board approved and granted 600,000 stock options to three of its employees,  with an exercise price of $.25 per share with a vesting schedule of 60% on the first anniversary of the grant, 20% on the second anniversary of the grant and the final 20% on the third anniversary of the grant.  On November 26, 2012, the Board approved and granted 3,000,000 stock options to the Company’s president and CEO,  with an exercise price of $.25 per share with a vesting schedule of 33 and 1/3% on the first anniversary of the grant, 33 and 1/3% on the second anniversary of the grant and the final 33 and 1/3% on the third anniversary of the grant.  The following table summarizes the activity for all stock options:

	Number of Options	Range of Exercise Price	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Weighted Average Grant Date Fair Value
Outstanding options as of January 1, 2011	42,324,386	$.00320 -$.02131	$.01681	7.30	$.01296
Options granted	-
Options cancelled	(255,889)	$.02131	$.02131	3.36	$.00478
Outstanding options as of December 31, 2011	42,068,497	$.00320 -$.02131	$.01664	6.34	$.01301
Options granted	3,600,000	$.25000	$.25000	9.77	$.22534
Options cancelled	(411,920)	$.00320-	$.01006	1.88	$.00584
		$.02131
Options exercised	(531,206)	$.00320	$.00320	6.12	$.01844
Outstanding options as of December 31, 2012	44,725,371	$.00320 -$.25000	$.01993	6.08	$.03561

8 -  STOCKHOLDERS’ DEFICIENCY (continued)

The following table provides information about options under the Plan that are outstanding and exercisable as of December 31, 2012:

	Options Outstanding		Options Exercisable
Exercise Price	As of December 31, 2012	Weighted Average Contractual Life Remaining	As of December 31, 2012
$.00320	10,150,295	6.76 years	10,150,295
$.02131	30,975,076	5.43 years	30,975,076
$.25000	3,600,000	9.77 years	-
	44,725,371		41,125,371

Included in the above table are 8,922,147 options to non-employees and 35,803,224 to officers, directors and employees of the Company.

Warrants
The Company has 11,273,178 and 3,196,934  warrants outstanding as of December 31, 2012 and December 31, 2011, respectively.   For the year ended December 31, 2012; 6,740,000 warrants were issued in connection with the sale of common stock, 656,250 warrants were issued with an exercise price of $.005 relating to the terms of certain debt instruments and the Company’s also issued 680,000 warrants in exchange for services.  The expiration date of 225,006 warrants was extended to July, 2014 and reduced by 6 to 225,000 warrants as a part of a debt to stock conversion agreement.   For the year ended December 31, 2011; 1,600,000 warrants were issued in connection with the sale of common stock,  225,006 warrants were issued with an exercise price of $.25 relating to the terms of certain debt instruments and the Company’s redomiciling to the state of Nevada, and the Company also issued 80,000 warrants in exchange for services.

8 -  STOCKHOLDERS’ DEFICIENCY (continued)

This table summarizes the activity for all warrants:

	Number of	Exercise
	Warrants	Price	Expiration Date
Outstanding Warrants as of
January 1, 2011	1,291,928	$.02131	July, 2015
Warrants Granted	600,000	$.36000	July, 2013
	400,000	$.36000	October, 2013
	440,000	$.36000	November, 2013
	240,000	$.36000	December, 2013
	225,000	$.25000	July, 2014
Outstanding Warrants as of		$.02131-	Expiration dates
December 31, 2011	3,196,928	$.36000	As listed above
Warrants Granted	656,250	$.00500	May, 2013
	940,000	$.36000	January, 2014
	500,000	$.36000	February, 2014
	300,000	$.36000	March, 2014
	2,300,000	$.36000	April, 2014
	400,000	$.36000	May, 2014
	620,000	$.36000	June, 2014
	240,000	$.36000	July, 2014
	80,000	$.36000	August, 2014
	2,040,000	$.36000	September, 2014
Outstanding Warrants as of		$.02131-	Expiration dates
December 30, 2012	11,273,178	$.36000	As listed above

The warrants for 1,219,928 shares issued prior to January 1, 2011, include certain provisions that protect the holders from a decline in the stock price of the Company. As a result of those provisions, the Company recognizes the warrants as liabilities at their fair values on each reporting date.

As shown in footnote 6, the Company has recorded a warrant liability of $179,771 and $234,371 as of December 31, 2012 and 2011, respectively, which is based on the Black-Scholes valuation model to estimate the fair value of the warrants.

The significant assumptions considered by the model were the remaining term of the warrants, the fair value per share stock price of $.16 and $.20, a risk free treasury rate for 2.5 years and 3.5 years of .31% and 3.30% at December 31, 2012 and  2011, respectively and an expected volatility of 60%.

9 -  COMMITMENTS

On September 1, 2009, the Company entered into a four year lease for the rental of the office and warehouse space expiring on August 31, 2013.  The Company will be are assessing its future office and warehouse needs and the possibility of  extending the lease in late spring of 2013.    Under the terms of the lease, the Company’s future minimum rental payments are  $56,656 for 2013.

Total rent expense under operating leases for the years ending December 31, 2012 and 2011 amounted to approximately $77,716 and $72,283, respectively.

Stock and warrants issued for services
During the 2012, the Company issued 760,331 shares of common stock and 680,000 warrants for consulting services valued at $183,239.

9 -   COMMITMENTS (continued)

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

On February 10, 2012, the Company entered into a 3 month agreement with John Ertman for advisory services. Under the terms of the agreement, Mr. Ertman will be compensated at a rate of 40,000 shares of common stock and 40,000 warrants per month. The agreement was extended through September 30, 2012 with the same compensation arrangement of 40,000 shares of common stock and 40,000 warrants per month.

10 - CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable.  Receivables are stated at the amounts management expects to collect from outstanding balances.  Generally, the Company does not require collateral or other security to support contract receivables.

The Company had one major customer in 2012 and no major customers for 2011. A major customer is defined as one that purchases ten-percent or more in a reporting period.  Net sales for the period ending December 31, 2012 and 2011 include sales to the following major customer:

Customer	2012	2011
AV Industry Le Havre	10.9%	-

We had an accounts receivable balance from AV Industry Le Havre of zero at December 31, 2012 and 2011.

The Company had major suppliers in each of the reporting periods presented.  A major supplier is defined as one that provides ten-percent or more of total cost-of-sales in a particular reporting period or has an outstanding account payable balance of ten-percent or more as of the reporting period.

	December 31,
	2012		2011
	Purchases During Period	Account Payable Percentage at end of Period	Purchases During Period	Account Payable Percentage at end of period
Actiway Industrial Co.	41%	19%	12%	20%
Eminence Speaker LLC	38%	45%	51%	39%
Sonavox Canada, Inc.	19%	19%	27%	29%

11 - RELATED PARTY TRANSACTIONS

One of the Company’s shareholders is also a note holder and a minority shareholder of a major supplier to the Company.  This shareholder is a note holder who also owns 2,590,098 shares of the Company’s common stock and options to purchase another 3,276,630 shares, and is a minority shareholder in Eminence Speaker, LLC, a major supplier to the Company.

12 - OTHER ASSETS

Other assets principally consist of patents and trademarks related to the ButtKicker products. The assets are being amortized over 10 years based on the estimated useful lives of the patents and trademarks. Amortization of the intangible assets, which is included in general and administrative expenses, was $7,308 for the years ended December 31, 2012 and 2011.  The estimated future amortization expense for intangible assets is approximately $7,000 per year for 2013 and 2014, $6,000 in 2015 and 2016, and $2,200 thereafter.

13 - INCOME TAXES

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

A reconciliation of the federal statutory rate to the Company’s effective tax rate for the years ended December 31, 2012 and 2011 is as follows:

	December 31,
	2012	2011
Tax benefit at statutory rate	34.0%	34.0%
Allocated to S-Corp	-	(12.8%)
Valuation allowance	(30.1%)	(16.8%)
Other, net	(3.9%)	(4.4%)
Effective tax rate	-	-

The tax effects of temporary differences that give rise to significant portions of the net deferred tax asset balance at December 31, 2012 and 2011 are as follows:

	December 31,
	2012	2011
Accounts receivable allowances	1,563	9,114
Fixed Assets	151,180	209,170
Net Operating loss carry forward	614,917	230,838
	767,660	449,122
Valuation allowance	(767,660)	(449,122)
Net Deferred tax asset	-	-

2. Exhibits

Exhibit No.	Date of Document	Name of Document

2.0*	May 17, 2011	Agreement and Plan of Reorganization

3.0*	March 3, 1990	Articles of Incorporation of Guitammer-Ohio

3.1*	June 6, 2005	Certificate of Amendment of Guitammer- Ohio

3.2*	June 17, 2005	Certificate of Amendment of Guitammer- Ohio

3.3*		Code of Regulations of Guitammer - Ohio

3.4*	May 17, 2011	Articles of Incorporation of Guitammer- Nevada

3.5*		Bylaws of Guitammer - Nevada

4.0*	Sept. 30, 1999	1999 Non-Qualified Stock Option Plan, as amended

4.1*		Form of Option Agreement

4.2*	June 17, 2005	2005 Amendment to1999 Non-Qualified Stock Option Plan

4.3**	July 14, 2011	Form of Warrant issued to The Walter J. Doyle Trust

4.4**	July 14, 2011	Form of Warrant issued to Standard Energy Company

10. 1*	Nov. 1, 2002	Richard B. Luden $82,000 Note

10.1A#	Dec 21, 2011	Richard Luden Conversion Agreement 82K

10. 2*	May 13, 2005	Note Purchase Agreement—Walter Doyle, John O. Huston and Eric Roy

10. 3*	Sept.1, 2007	First Amendment To Note Purchase Agreement—Walter Doyle, John O. Huston and Eric Roy

10. 4*	May 13, 2005	Walter J. Doyle $150,000 Note

10.4A*	September 1, 2007	Amended and Restated Walter Doyle Note

10.4B###	January 31, 2012	Walter Doyle 150k Jan 31 2012 Note Conversion Agreement

10. 5*	May 13, 2005	Eric Roy $100,000 Note

10.5A*	March 28, 2011	Agreement to Convert An Existing Note—Eric P. Roy

10.5B*	September 1, 2007	Eric Roy 9.4 Stock Options on 100K 0901207 note

10.5C*	May 13, 2005	Eric Roy 16 stock options 05132005

10.5D*	May 13, 2006	Eric Roy 16 Stock options 05132006

10.5E*	September 1, 2007	Amended and Restated Eric Roy Note

10.5F###	January 31, 2012	Eric Roy Jan 31 2012 Note Conversion Agreement

10. 6*	May 13, 2005	John O. Huston $50,000 Promissory Note

10.6A*	September 1, 2007	John O. Huston 4.7 Stock options 09012007

10.6B*	May 13, 2005	John O. Huston 8 Stock Options 05132005

10.6C*	May 13, 2006	John O. Huston 8 Stock Options 05132006

10.6D*	September 1, 2007	Amended and Restated John O. Huston Promissory Note

10.6E###	January 31, 2012	John Huston Jan 31 2012 Note Conversion Agreement

10.7*	June 29, 2005	Note Purchase Agreement—Walter Doyle, Andrea L. Levenson and Gust Van Sant

10.8*	September 1, 2007	First Amendment To Note Purchase Agreement—Walter Doyle, Andrea L. Levenson and Gust Van Sant

10.9*	June 29, 2005	Walter J. Doyle $50,000 Promissory Note

10.9A*	September 1, 2007	Amended and Restated Walter Doyle Note

10.9B###	January 31, 2012	Walter Doyle 50K Jan 31 2012 Note Conversion Agreement

10.10*	June 29, 2005	Andrea Lerner Levenson $50,000 Promissory Note

10.10A*	September 1, 2007	Andrea Lerner Levenson 4.7 Stock Options on 50K 09012007 note

10.10B*	June 29, 2006	Andrea Lerner Levenson 8 stock options 62920006

10.10C*	June 29, 2005	Andrea Lerner Levenson 8 stock options 06292005

10.10D*	September 1, 2007	Amended and Restated Andrea L. Levenson Promissory Note

10.10E###	January 31, 2012	Andrea Levenson Jan 31 2012 Note Conversion Agreement

10.11*	June 29, 2005	Gust Van Sant $50,000 Promissory Note

10.11A*	September 1, 2007	Gust Van Sant 4.7 Stock Options on 50K 09012007 note

10.11B*	June 29, 2005	Gust Van Sant 8 Stock Options 06292005

10.11C*	June 29, 2006	Gust Van Sant 8 Stock Options 06292006

10.11D*	September 1, 2007	Amended and Restated Gust Van Sant Promissory Note

10.11E###	January 31, 2012	Gus Van Sant Jan 31 2012 Note Conversion Agreement

10.12*	July 19, 2005	Promissory Note --Opal Private Equity Fund, LP

10.12A*	September 1, 2007	Opal Private Equity Stock Warrants on 100K note

10.12B*	July 19, 2005	Opal 16 Stock Warrants 07192005

10.12C*	July 19, 2006	Opal 16 Stock Warrants 07192006

10.12D*	September 1, 2007	Amended and Restated Opal Promissory Note

10.13*	September 1, 2007	First Amendment To Note Purchase Agreement--Opal Private Equity Fund, LP

10.14*	July 19, 2005	Opal Private Equity Fund, LP $100,000 Note Purchase agreement

10.15*	July 3, 2005	Forest Capital $250,000 Working Capital Loan and Consulting Agreement

10.15A*	January 1, 2010	Forest Capital 214.7 options 01012010

10.15B#	December 21, 2011	Forest Capital Amended loan agreement 150k

10.15C##	February 1, 2012	Addendum to Conversion and Amended Loan Agreement with Forest Capital

10.15D&&	December 21, 2011	Forest Capital Conversion Agreement 250K

10.16*	May 5, 2003	Thelma Gault $800,000 Loan and Option Agreement

10.17*	January 31, 2008	First Amendment To Thelma Gault $800,000 Loan Agreement

10.18*	February 28, 2009	Second Amendment To Thelma Gault $800,000 Loan Agreement

10.19*	January 31, 2008	Thelma Gault $800,000 Amended and Restated Promissory Note

10.20*	November 18, 2010	Thelma Gault Subordination Agreement 1st Lien carve out

10.21*	March 9, 2009	Credit Facilitation Agreement—Walter J. Doyle Trust and Julie E. Jacobs Trust

10.21A*	February 26, 2009	Merrill Lynch Loan Application and acceptance

10.21B*	March 2009	Merrill Lynch Loan agreement

10.21C*	December 1, 2009	Revised Merrill Lynch Loan agreement

10.21D&&	December 21, 2011	Jacobs Trust Fee conversion agreement on 200k loan

10.21E&&	December 21, 2011	Doyle Trust Fee Conversion Agreement on 200k loan

10.22*	April 25, 2008	Ohio Innovation Loan Agreement

10.23*	April 25, 2008	Ohio Innovation Loan Security Agreement

10.24*	September 11, 2008	Ohio Innovation Loan Modification Agreement

10.24A*	September 17, 2009	Ohio Innovation Loan Modification Agreement 2nd mod

10.24B*	November 24, 2010	Ohio Innovation Loan Modification Agreement 3rd mod

10.24C%%	December 1, 2012	Ohio Innovation Loan Modification Agreement 4th Mod

10.24D%%	December 1, 2012	Ohio Innovation Loan Modification Agreement 5th Mod

10.25*	November 29, 2010	Ohio Innovation Loan Subordination Agreement

10.25A*	April 25, 2008	Ohio Innovation Loan Intercreditor agreement

10.25B*	April 25, 2008	Ohio Innovation Loan Cognovit promissory note

10.26*	April 7, 2010	Julie E. Jacobs Trust $100,000 Loan Agreement

10.26A#	December 21, 2011	Jacobs Trust Interest Conversion Agreement on 100K loan

10.26B#	December 21, 2011	Jacobs Trust Amended loan agreement 100K loan

10.27*	October 4, 2010	Amendment To Julie E. Jacobs Trust $100,000 Loan Agreement

10.28*	January 11, 2011	Joseph Albert $100,000 Convertible Promissory Note

10.29*	January 11, 2011	Joseph Albert $100,000 Convertible Promissory Note Extension Agreement

10.29B&&&	June 8, 2012	Joseph Albert Note Conversion Agreement

10.30*		Joseph Albert 50,000 Common Stock Purchase Warrants

10.30A*		Joseph Albert 100,000 Common Stock Purchase Warrants

10.30B&&&	June 8, 2012	Joseph Albert 150,000 Common Stock purchase Warrants

10.31*	October 5, 2010	Standard Energy Company $100,000 Loan Agreement and Promissory Note

10.31A#	December 21, 2011	Standard Energy Note Conversion Agreement

10.31B##	February 1, 2012	Addendum to Note Conversion Agreements with Standard Energy Company

10.32*	October 11, 2010	Doyle Trust $25,000 Promissory Note

10.32A*	October 5, 2010	Doyle Trust $25,000 Loan Agreement

10.32B##	February 1, 2012	Addendum to Note Conversion Agreements with The Walter J. Doyle Trust

10.32C&&	December 21, 2011	Doyle Trust Note Conversion Agreement 25K

10.33*	November 12, 2010	Walter J. Doyle Trust and Julie E. Jacobs Trust Inventory Financing Agreement

10.33A*	November 12, 2010	Jacobs Trust Stock 82.8 Options

10.34*	November 12, 2010	Walter J. Doyle Trust $150,000 Promissory Note

10.34A#	December 21, 2011	Doyle Trust Conversion Agreement 150K

10.34B##	February 1, 2012	Addendum to Note Conversion Agreements with The Walter J. Doyle Trust

10.35*	November 12, 2010	Standard Energy Company $150,000 Promissory Note

10.35A#	December 21, 2011	Standard Energy Note Conversion Agreement 100k

10.35B##	February 1, 2012	Addendum to Note Conversion Agreements with Standard Energy Company

10.36*	February 2, 2011	Robison Note Extension Agreement

10.36A*	July 10, 2010	Robison original promissory note

10.37*	February 2, 2011	Robison $50,000 Convertible Promissory Note

10.37A&&&	June 22, 2012	Robison Note Conversion agreement

10.38*		Robison Common Stock Purchase Warrants for 50,000 shares and 25,000 shares

10.38A&&&	June 22, 2012	Robison Common Stock Purchase Warrants for 75,000 shares

10.39*	February 24, 2011	Carl A. Generes $35,000 Promissory Note

10.40*	July 13, 2009	Lease Modification Agreement

10.40A*	January 18, 2006	Lease Agreement – original

10.40B **	April 10, 2008	First Lease Agreement Amendment

10.40C ***	August 11, 2011	(Second) Lease Modification Agreement

10.41&&	November 16, 2011	Watters Agreement November 2011

10.41A ****	February 9, 2012	Extension to Watters agreement January to March 2012

10.42&&	December 5, 2011	Jeff Paltrow dba Litehouse Capital Contractual Agreement December 2011

10.43&&	December 19, 2012	Cervelle Group marketing Agreement December 2011

10.44****	February 10, 2012	Ertman agreement January to March 2012

21.1*	List of Subsidiaries of the Registrant

31.1%%	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2%%	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1%%	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2%%	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS %%	XBRL Instance Document

101.SCH %%	XBRL Taxonomy Extension Schema Document

101.CAL %%	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF %%	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB %%	XBRL Taxonomy Extension Label Linkbase Document

101.PRE %%	XBRL Taxonomy Extension Presentation Linkbase Document

_____________
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

**** Filed with the SEC on May 15, 2012 as Exhibits to From 10Q

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

The Guitammer Company

Date: March 14, 2013	By:	/s/ Mark A. Luden
Mark A. Luden
President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Capacity

/s/ Mark A. Luden	Director, Chairman of the Board,
Mark S. Luden	President and Chief Executive
Officer (principal executive officer)

/s/ Kenneth McCaw	Director
Kenneth McCaw

/s/ Richard E. Conn	Chief Financial Officer
Richard E. Conn	(principal financial and principal Accounting officer)