Form 10-Q
period 2013-03-31
Guitammer Co
filed 2013-05-15
CIK 1334126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes    ☒ No

As of May 6, 2013, 70,155,704 shares of Common Stock were outstanding.

The Guitammer Company

THE GUITAMMER COMPANY

CONSOLIDATED BALANCE SHEETS

	(unaudited)
	March 31,	December 31,
	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$202,137	$79,136
Accounts receivable, net	86,797	21,011
Inventory, net	621,064	629,251
Prepaid expenses and other current assets	2,073	131,639
Total current assets	912,071	861,037

Property and equipment, net	11,097	12,208
Deferred financing costs, net	49,975	58,336
Other assets	26,953	28,780
Total Assets	$1,000,096	$960,361

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Line of credit	$39,523	$39,523
Accounts payable	755,329	742,451
Accrued expenses	464,663	459,168
Deferred revenue	79,764	129,385
Current portion of long-term debt - related parties	801,097	517,004
Current portion of long-term debt - non-related parties	555,519	554,124
Total current liabilities	2,695,895	2,441,655

Long-term debt, net of current portion - related parties	33,255	317,348
Long-term debt, net of current portion - non related parties	369,541	391,018
Total Liabilites	3,098,691	3,150,021

Commitments	-	-

Stockholders' deficit
Common stock, par value of $.001, 150,000,000 shares authorized;
70,155,704 and 68,779,482 shares issued and outstanding at
March 31, 2013 and December 31, 2012, respectively	70,157	68,780
Additional paid-in capital	6,006,917	5,641,492
Accumulated deficit	(8,175,669)	(7,899,932)
Total Stockholders' deficit	(2,098,595)	(2,189,660)
Total Liabilities and Stockholders' deficit	$1,000,096	$960,361

See accompanying Notes to Condensed Consolidated Financial Statements.

THE GUITAMMER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	March 31,
	2013	2012

Total revenue	$525,427	$729,137

Cost of goods sold	306,618	422,441
Gross profit	218,809	306,696

Operating expenses
General and administrative	439,425	491,352
Research and development	1,293	51,348
	440,718	542,700

Loss from operations	(221,909)	(236,004)

Other income (expense)
Interest expense	(53,834)	(57,736)
Interest income	6	-
	(53,828)	(57,736)

Loss before provision for income taxes	(275,737)	(293,740)

Provision for income taxes	-	-
Net loss	$(275,737)	$(293,740)

Basic and diluted loss per share	$(0.004)	$(0.005)

Basic and diluted weighted average common shares outstanding	69,219,763	60,058,179

See accompanying Notes to Condensed Consolidated Financial Statements

THE GUITAMMER COMPANY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

THREE MONTHS ENDED MARCH 31, 2013 AND YEAR ENDED DECEMBER 31, 2012
(UNAUDITED)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, January 1, 2012	56,428,039	$56,428	$3,076,666	$(6,827,964)	$(3,694,870)

Common stock and warrants issued in connection with debt retirement	4,319,906	4,321	527,173	-	531,494

Employee stock options issued vesting over 3 years	-	-	41,002	-	41,002

Warrants issued in connection with debt requirements	-	-	134,741	-	134,741

Common Stock and warrants issued for services	760,331	760	182,479	-	183,239

Options exercised for common stock purchase	531,206	531	1,171	-	1,702

Common stock and warrants issuance	6,740,000	6,740	1,678,260	-	1,685,000

Net loss	-	-	-	(1,071,968)	(1,071,968)
Balance, December 31, 2012	68,779,482	$68,780	$5,641,492	$(7,899,932)	$(2,189,660)

Common stock and warrants issued to retire accrued interest	82,604	83	20,568	-	20,651

Employee stock options issued vesting over 3 years	-	-	45,851	-	45,851

Common Stock and warrants issued for services	200,000	200	49,800	-	50,000

Options exercised for common stock purchase	93,618	94	206	-	300

Common stock and warrants issuance	1,000,000	1,000	249,000	-	250,000

Net loss	-	-	-	(275,737)	(275,737)
Balance, March 31, 2013	70,155,704	$70,157	$6,006,917	$(8,175,669)	$(2,098,595)

See accompanying Notes to Condensed Consolidated Financial Statements.

THE GUITAMMER COMPANY

CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities
Net loss	(275,737)	(293,740)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,938	3,194
Amortization of deferred financing costs	8,361	5,343
Stock-based compensation	50,000	70,001
Stock issued in connection with debt retirement	20,651	134,741
Employee stock options	45,851	4,784

Changes in assets and liabilities
Accounts receivable	(65,786)	(143,873)
Inventory	8,187	(107,440)
Prepaid expenses	129,566	64,759
Accounts payable and accrued expenses	18,374	38,028
Deferred revenue	(49,621)	(66,324)
Net cash used in operating activities	(107,216)	(290,527)

Cash flows from investing activities
Purchase of property and equipment	-	(1,731)
Net cash used in investing activities	-	(1,731)

Cash flows from financing activities
Proceeds from issued stock	250,000	375,000
Proceeds from options exercised	300	-
Proceeds from debt	-	831
Payment of debt	(20,083)	(22,063)
Net cash provided by financing activities	230,217	353,768

Net increase in cash and cash equivalents	123,001	61,510
Cash and cash equivalents, beginning of period	79,136	55,132
Cash and cash equivalents, end of period	202,137	116,642

Supplemental disclosure of cash flow information
Cash paid during the period for
Interest	$49,956	$43,162
Income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities
Stock issued for conversion of notes payable, accounts payable and accrued interest	$20,651	$406,244
Debt issued for professional services	-	-

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

Accounts receivable are uncollateralized customer obligations due under normal trade terms generally requiring payment within 30 days from the invoice date. The Company recorded an allowance of approximately $4,600 at March 31, 2013 and December 31, 2012.

1 -           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventory
Inventory, consisting of finished goods, is stated at the lower of cost or market. Cost is determined using the weighted average method. Inventory that is determined to be obsolete or not sellable is expensed immediately. The Company recorded a reserve for obsolete items of $10,415 at March 31, 2013 and December 31, 2012.

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

Deferred Revenue
The Company received prepayment for products from some of its customers as the Company requires prepayment before goods are shipped to all international customers. As of March 31, 2013 and December 31, 2012 the Company had deferred revenue of $79,764 and $129,385, respectively. The Company recognizes revenue and decreases deferred revenue in accordance with the revenue recognition policy.

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

1 -           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

There were no uncertain tax positions at March 31, 2013 or December 31, 2012, as the Company’s tax positions for open years meet the recognition thresholds of more likely than not to be sustained upon examinations. When necessary, the Company would accrue penalties and interest related to unrecognized tax benefits as a component of income tax expense. Tax returns for the years 2009 through 2012 are currently open to examination. Tax returns prior to 2009 are no longer subject to examination by tax authorities.

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

The carrying amount reported in the balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of the long term debt and revolving line of credit at March 31, 2013 and December 31, 2012 approximated the carrying amount based on interest rates that were close to market rates or being close to maturity and were determined on a Level 2 measurement.

The Black-Scholes valuation model is used to estimate the fair value of the warrants. The significant assumptions considered by the model were the remaining term of the warrants, the fair value per share stock price of $.167 and $.16, a risk free treasury rate for 2.25 years and 2.5 years of .278% and .305% at March 31, 2013 and December 31, 2012, respectively and an expected volatility of 60%. At March 31, 2013 and December 31, 2012, the fair value of warrants approximated the carrying amount and were determined on a Level 2 measurement.

Advertising
Costs of advertising and marketing are expensed as incurred. Advertising and marketing costs were $7,949 and $5,714 for the periods ending March 31, 2013 and 2012, respectively.

Shipping and Handling
Shipping and handling costs of approximately $46,997 and $49,967 for the periods ending March 31, 2013 and 2012, respectively, are included in general and administrative expenses in the statements of operations.

Research and development costs
The costs of research and development activities are expensed when incurred.

1 -           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

	March 31,	December 31,
	2013	2012

Potentially dilutive securities:
Outstanding time-based stock options	41,355,123	44,725,371
Outstanding time-based warrants	12,473,178	11,273,178

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

Reclassifications
Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current period presentation.

Recently Issued Accounting Standards
In February 2012, the FASB issued ASU No. 2012-02, Intangibles--Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Codification Subtopic 350-30, Intangibles--Goodwill and Other, General Intangibles Other than Goodwill. Under the guidance in this ASU, an entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements and related disclosures.

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

2 -           GOING CONCERN

The Company has incurred net losses, negative cash flows from operating activities, and has an accumulated deficit of approximately $8,176,000 at March 31, 2013. In addition, at March 31, 2013 the Company had a cash balance of approximately $202,000 and working capital deficiency of approximately $1,784,000. The Company has relied upon cash from its financing activities to fund its ongoing operations as it has not been able to generate sufficient cash from its operating activities in the past and there is no assurance it will be able to do so in the future. Unless the Company can obtain additional cash resources, these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

3 -           PROPERTY AND EQUIPMENT, NET

	March 31,	December 31,
	2013	2012

Equipment and electronics	$75,409	$108,755
Furniture and fixtures	20,257	20,257
Leasehold improvements	12,313	12,313
	107,979	141,325

Less accumulated depreciation	(96,882)	(129,117)
Property and equipment, net	$11,097	$12,208

3 -           PROPERTY AND EQUIPMENT, NET (continued)

Depreciation expense for the periods ended March 31, 2013 and 2012 was $1,111 and $1,367, respectively.

4 -           DEFERRED FINANCING COSTS, NET

	March 31,	December 31,
	2013	2012

Deferred financing costs	$139,990	$139,990
Less Accumulated Amortization	(90,015)	(81,654)
Deferred financing costs, net	$49,975	$58,336

Amortization expense for Deferred Financing Costs for the periods ended March 31, 2013 and 2012 was $8,361 and $5,343, respectively. In December 2012, the Ohio Innovation Loan was modified and the Company incurred approximately $35,000 in financing costs which will be amortized over the remaining life of the loan.

5 -           LINE OF CREDIT

The Company has entered into an unsecured line of credit arrangement with Key Bank, which carries a maximum possible loan balance of $40,000 at an annual interest rate of 6.25% and is due on demand. As of March 31, 2013 and December 31, 2012, the Company had borrowed $39,523.

6 -           ACCRUED EXPENSES

Accrued expenses consisted of the following at March 31, 2013 and December 31, 2012:

	March 31,	December 31,
	2013	2012

Accrued payroll	$37,308	$36,118
Accrued interest	163,743	184,008
Warrant liability	188,629	179,771
Miscellaneous accrued expenses	74,983	59,271
	$464,663	$459,168

As more fully described in footnote 8, the Company has recorded a warrant liability of $188,629 and $179,771 as of March 31, 2013 and December 31, 2012, respectively, which is based on the Black-Scholes valuation model to estimate the fair value of the warrants. The significant assumptions considered by the model were the remaining term of the warrants, the fair value per share stock price of $.167 and $.16, a risk free treasury rate for 2.25 years and 2.5 years of .278% and .305% at March 31, 2013 and December 31, 2012, respectively and an expected volatility of 60%.

7 -           DEBT

Debt payable to related parties is as follows:

	March 31,	December 31,
	2013	2012

Note payable to Forest Capital, an affiliate of the Walter J. Doyle Trust, a stockholder, in the original amount of $250,000 at an annual interest rate of 10%. Effective December 13, 2009, the annual interest rate increased to 20%. On December 21, 2011, $100,000 of the note was converted to shares of stock at a price of $.25 per share and the note was amended decreasing the annual interest rate to 8% with interest payable annually on January 3rd and with the principal balance due on January 3, 2014.	$150,000	$150,000

Note payable to Julie E. Jacobs Trust in the original amount of $100,000 at an annual interest rate of 20%. Effective September 26, 2010, the annual interest rate increased to 30% with the note payable on demand. On December 21, 2011, note was amended decreasing the annual interest rate to 8% with interest payable annually on January 3rd and with the principal balance due on January 3, 2014.	100,000	100,000

Note payable to Thelma Gault, a stockholder, in the original amount of $800,000 at an interest rate of 10%. The loan is collateralized by all assets of the Company, and on April 25, 2008 signed an agreement in which her collateralization is shared with the State of Ohio. On November 18, 2010, Thelma Gault signed an agreement subordinating up to $700,000 of debt to the Walter Doyle Trust and the Julie Jacobs Trust and to Standard Energy through the Julie Jacobs Trust. Note is due on May 1, 2014.	584,352	584,352

Total debt payable to related parties	$834,352	$834,352
Less current portion of debt payable to related parties	801,097	517,004
Long term debt payable to related parties	$33,255	$317,348

7 -           DEBT (continued)

	March 31,	December 31,
	2013	2012
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
	$452,940	$472,771

Notes payable to Merrill Lynch in the original amount of $400,000, with interest payable at Libor plus .56%. In addition, this debt is guaranteed 50% each by the Walter J. Doyle Trust and the Julie E. Jacobs Trust. As compensation for their guarantees, the trusts receive 4% per annum and share a first position lien on all assets. The note is due on demand.	397,120	397,371

Notes payable to four different investors in the original amount of $250,000 at an interest rate of 12%. On January 31, 2012, all of these notes except for a $75,000 note were converted to shares of stock at a price of $.25 per share. The $75,000 note was due June 30, 2012 and is now considered due on demand.	75,000	75,000

Other debt	$925,060	$945,142
Less current portion of debt payable to non-related parties	555,519	554,124
Long term debt payable to non-related parties	$369,541	$391,018

The principal maturities of the notes payable for the next five years and in the aggregate are as follows:

Period ending
March 31,

2014	$1,356,616
2015	123,576
2016	279,220
2017	-
2018	-
$1,759,412

The Company is not in compliance with certain debt covenants and has not received waivers from the lender. As a result, the note payable with an outstanding balance of $75,000 as of March 31, 2013, is classified as current in the accompanying balance sheets.

7 -           DEBT (continued)

Conversion of debt
During the period ended March 31, 2013 and the year ended December 31, 2012, certain debt instruments were converted to equity. Prior to conversion, some of these debt instruments were modified to include a debt conversion feature. Based on the terms of the transactions, these modifications and conversion were treated as equity transactions.

The following table lists debt that was converted during the period ended March 31, 2013:

	Conversion of Debt Table
	Debt	Accrued Interest	Total	Stock issued
Note Converted	Extinguished	Extinguished	Extinguished	Shares
Forest Capital accrued interest on note due January 3, 2014	$-	$12,391	$12,391	49,562

Julie E. Jacobs Trust accrued interest on note due January 3, 2014	-	8,260	8,260	33,042

	$-	$20,651	$20,651	82,604

7 -           DEBT (continued)

The following table lists debt that was converted during the year ended December 31, 2012:

Conversion of Debt Table
	Debt	Accrued Interest	Total	Stock issued
Note Converted	Extinguished	Extinguished	Extinguished	Shares
Eric Roy Note due June 30, 2012	$39,623	$4,358	$43,981	867,434

John Huston Note due June 30, 2012	39,622	2,774	42,396	169,583

Andrea Levenson Note due June 30, 2012	39,622	2,774	42,396	169,583

Gus Van Sant Note due June 30, 2012	39,622	2,774	42,396	169,583

Walter J. Doyle Note due June 30, 2012	39,622	2,774	42,396	169,583

Walter J. Doyle Note due June 30, 2012	118,867	8,321	127,188	508,751

Carl Generes Note due February 23, 2012	35,000	-	35,000	1,642,421

Standard Energy additional interest on note converted December 21, 2011	-	3,541	3,541	14,163

Walter Doyle Trust additional accured interest on note converted December 21, 2011	-	1,466	1,466	5,867

Forest Capital additional accrued interest on note converted December 21, 2011	-	23,234	23,234	92,938

Joseph Albert note due on demand converted June 8, 2012	85,000	-	85,000	340,000

John Robison note due on demand converted June 22, 2012	42,500	-	42,500	170,000
	$479,478	$52,016	$531,494	4,319,906

8 -           STOCKHOLDERS’ DEFICIENCY

Stock Sales
During the first quarter of 2013, the company sold 1,000,000 shares of stock and warrants as a part of a private placement memorandum for $.25 per share. Additionally, stock options were exercised for the purchase of 93,618 shares at $.0032 per share. During the year ended December 31, 2012, the Company sold 6,740,000 shares of stock and warrants as a part of a private placement memorandum for $.25 per share. Additionally, stock options were exercised for the purchase of 531,206 shares at $.0032 per share. The total cash raised was $250,000 and $1,685,000 for the first quarter of 2013 and the year ended December 31, 2012, respectively. The stock warrants were issued as a part of stock sales and are exercisable at $.36 per share.

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

	Number of Options	Range of Exercise Price	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Weighted Average Grant Date Fair Value
Outstanding options as of January 1, 2012	42,068,497	$.00320 -$.02131	$.01664	6.34	$.01301
Options granted	3,600,000	$.25000	$.25000	9.77	$.22534
Options cancelled/expired	(411,920)	$.00320-	$.01006	1.88	$.00584
		$.02131
Options exercised	(531,206)	$.00320	$.00320	6.12	$.01844
Outstanding options as of December 31, 2012	44,725,371	$.00320 -$.25000	$.01993	6.08	$.03561
Options granted	-
Options cancelled/expired	(3,276,630)	$.02131	$.02131	-	$.01201
Options exercised	(93,618)	$.00320	$.00320	6.19	$.01528
Outstanding options as of March 31, 2013	41,355,123	$.00320 -$.02131	$.01664	6.34	$.01301

8 -           STOCKHOLDERS’ DEFICIENCY (continued)

The following table provides information about options under the Plan that are outstanding and exercisable as of March 31, 2013:

	Options Outstanding		Options Exercisable
Exercise Price	As of March 31, 2013	Weighted Average Contractual Life Remaining	As of March 31, 2013
$.00320	10,056,677	6.76 years	10,056,677
$.02131	27,698,446	5.78 years	27,698,446
$.25000	3,600,000	9.52 years	360,000
	41,355,123		38,115,123

Included in the above table are 5,645,477 options to non-employees and 35,709,646 to officers, directors and employees of the Company.

Warrants
The Company has 12,473,178 and 11,273,178 warrants outstanding as of March 31, 2013 and December 31, 2012, respectively. For the period ending March 31, 2013; 1,000,000 warrants were issued in connection with the sale of common stock and the Company issued 200,000 warrants in exchange for services. For the year ended December 31, 2012; 6,740,000 warrants were issued in connection with the sale of common stock, 656,250 warrants were issued with an exercise price of $.005 relating to the terms of certain debt instruments and the Company’s also issued 680,000 warrants in exchange for services. The expiration date of 225,006 warrants was extended to July, 2014 and reduced by 6 to 225,000 warrants as a part of a debt to stock conversion agreement.

8 -           STOCKHOLDERS’ DEFICIENCY (continued)

This table summarizes the activity for all warrants:

	Number of	Exercise
	Warrants	Price	Expiration Date

Outstanding Warrants as of
January 1, 2011	1,291,928	$.02131	July, 2015
Warrants Granted	600,000	$.36000	July, 2013
	400,000	$.36000	October, 2013
	440,000	$.36000	November, 2013
	240,000	$.36000	December, 2013
	225,000	$.25000	July, 2014
Outstanding Warrants as of		$.02131-	Expiration dates
December 31, 2011	3,196,928	$.36000	As listed above
Warrants Granted	656,250	$.00500	May, 2013
	940,000	$.36000	January, 2014
	500,000	$.36000	February, 2014
	300,000	$.36000	March, 2014
	2,300,000	$.36000	April, 2014
	400,000	$.36000	May, 2014
	620,000	$.36000	June, 2014
	240,000	$.36000	July, 2014
	80,000	$.36000	August, 2014
	2,040,000	$.36000	September, 2014
Outstanding Warrants as of		$.02131-	Expiration dates
December 31, 2012	11,273,178	$.36000	As listed above
Warrants Granted	120,000	$.36000	January 2013
	40,000	$.36000	February 2013
	1,040,000	$.36000	March 2013
Outstanding Warrants as of		$.02131-	Expiration dates
March 31, 2013	12,473,178	$.36000	As listed above

The warrants for 1,219,928 shares issued prior to January 1, 2011, include certain provisions that protect the holders from a decline in the stock price of the Company. As a result of those provisions, the Company recognizes the warrants as liabilities at their fair values on each reporting date.

As shown in footnote 6, the Company has recorded a warrant liability of $188,629 and $179,771 as of as of March 31, 2013 and December 31, 2012, respectively, which is based on the Black-Scholes valuation model to estimate the fair value of the warrants.

The significant assumptions considered by the model were the remaining term of the warrants, the fair value per share stock price of $.167 and $.16, a risk free treasury rate for 2.25 years and 2.5 years of .278% and .305% at March 31, 2013 and December 31, 2012, respectively and an expected volatility of 60%.

9 -           COMMITMENTS

On September 1, 2009, the Company entered into a four year lease for the rental of the office and warehouse space expiring on August 31, 2013. The Company will be are assessing its future office and warehouse needs and the possibility of extending the lease in late spring of 2013. Under the terms of the lease, the Company’s future minimum rental payments are $35,410 for 2013. Total rent expense under operating leases for the periods ending March 31, 2013 and 2012 amounted to approximately $21,246 and $18,131, respectively.

9 -           COMMITMENTS (continued)

Stock and warrants issued for services

During the 3 months ending March 31, 2013, the Company issued 200,000 shares of common stock and 200,000 warrants for consulting services valued at $50,000.

During 2012, the Company issued 760,331 shares of common stock and 680,000 warrants for consulting services valued at $183,239.

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

On December 5, 2011, the Company entered into a 90 day agreement with Jeff Paltrow d/b/a Lighthouse Capital for assistance and advisory services for investor and public relations. Under the terms of the agreement, Lighthouse Capital received $5,000 re-numeration of a commencement bonus, 300,000 shares of common stock valued at $42,000 during 2011, and received $5,000 on January 15, 2012 and $5,000 on February 15, 2012.

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

On February 10, 2012, the Company entered into a 3 month agreement with John Ertman for advisory services. Under the terms of the agreement, Mr. Ertman will be compensated at a rate of 40,000 shares of common stock and 40,000 warrants per month. The agreement was extended through June 30, 2013, with the same compensation arrangement of 40,000 shares of common stock and 40,000 warrants per month.

10 -         CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. Receivables are stated at the amounts management expects to collect from outstanding balances. Generally, the Company does not require collateral or other security to support contract receivables.

The Company had one major customer for the period ending March 31, 2013 and two major customers for the period ending March 31, 2012. A major customer is defined as one that purchases ten-percent or more in a reporting period. Net sales for the three months ended March 31, include sales to major customers as follows:

	Three Months ending March 31,
Customer	2013	2012
AV Industry Le Havre	24.3%	-
Palliser Furniture	-	24.7%
Musicians Friend	4.6%	10.0%

We had an accounts receivable balance from AV Industry Le Havre and Palliser Furniture of zero at March 31, 2013 and December 31, 2012. Musicians Friend accounted for 14.2% and 16.7% of the total accounts receivable balance at March 31, 2013 and December 31, 2012, respectively.

The Company had major suppliers in each of the reporting periods presented. A major supplier is defined as one that provides ten-percent or more of total cost-of-sales in a particular reporting period or has an outstanding account payable balance of ten-percent or more as of the reporting period.

	Purchases During 3 Months ending March 31, 2013	Accounts Payable Percentage at March 31, 2013	Purchases During 3 Months ending March 31, 2012	Accounts Payable Percentage at December 31, 2012
Sonavox Canada, Inc.	41%	19%	21%	19%
Actiway Industrial Co.	30%	18%	42%	19%
Eminence Speaker LLC	26%	48%	36%	45%

11 -         RELATED PARTY TRANSACTIONS

One of the Company’s shareholders is also a note holder and a minority shareholder of a major supplier to the Company. This shareholder is a note holder who also owns 2,590,098 shares of the Company’s common stock and is a minority shareholder in Eminence Speaker, LLC, a major supplier to the Company.

12 -         OTHER ASSETS

Other assets principally consist of patents and trademarks related to the ButtKicker products. The assets are being amortized over 10 years based on the estimated useful lives of the patents and trademarks. Amortization of the intangible assets, which is included in general and administrative expenses, was $1,827 for the periods ended March 31, 2013 and 2012. The estimated future amortization expense for intangible assets is approximately $7,000 per year for 2013 and 2014, $6,000 in 2015 and 2016, and $2,200 thereafter.

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

14 -         SUBSEQUENT EVENTS

On May 2, 2013, Robert Bernstein, the plan administrator for bankruptcy of estates of Berkline/BenchCraft Holdings LLC, et al (Berkline) filed a suit against the Company to avoid and recover a payment in the amount of $9,750, plus interest and costs, and to disallow the company’s claims against Berkline.  This amount is related to one alleged payment made by Berkline to the Company during the 90-day preference period prior to Berkline’s bankruptcy filing.  The company does not believe there is any merit to the allegations and intends to vigorously defend this suit.   It is our understanding (i) the  Company has a claim against Berkline for $22,050, which is owed for products shipped by the Company to Berkline prior to the bankruptcy, for which payment was never received by the Company and (ii) the Company has fully reserved for this $22,050 in previous quarters.

Since March 31, 2013, the Company has sold shares of stock and paid for services provided for a total of 3,298,750 shares of stock and 3,298,750  warrants at a price range of $.16 to $.25 per share.  The services provided that were paid with stock and warrants were $20,000.   Total cash raised from stock and warrant sales and through the exercise of warrants was $515,000.  The stock warrants that were issued as a part of stock sales and are exercisable at $.24 per share and the stock warrants that were issued to pay for services are exercisable at $.36 per share.

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

Critical Accounting Policies and Estimates

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” discusses our interim condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these interim condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the interim condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. A summary of our significant accounting policies is included in the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2012.

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

Accounts receivable are uncollateralized customer obligations due under normal trade terms generally requiring payment within 30 days from the invoice date. The Company recorded an allowance of approximately $4,600 at March 31, 2013 and December 31, 2012.

Inventory

Inventory, consisting of finished goods, is stated at the lower of cost or market. Cost is determined using the weighted average method. Inventory that is determined to be obsolete or not sellable is expensed immediately. The Company recorded a reserve for obsolete items of $10,415 at March 31, 2013 and December 31, 2012.

Revenue Recognition

The Company recognizes revenue from the sale of its products when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed and determinable, and collectability is reasonably assured.

Deferred Revenue

The Company received prepayment for products from some of its customers as the Company requires prepayment before goods are shipped to almost all international customers. As of March 31, 2013 and December 31, 2012 the Company had deferred revenue of $79,764 and $129,385, respectively. The Company recognizes revenue and decreases deferred revenue upon delivery of products.

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

There were no uncertain tax positions at March 31, 2013 or December 31, 2012, as the Company’s tax positions for open years meet the recognition thresholds of more likely than not to be sustained upon examinations. Tax returns for the years 2009 through 2012 are currently open to examination. Tax returns prior to 2009 are no longer subject to examination by tax authorities.

Shipping and Handling

Shipping and handling costs of $46,997 and $49,967 for the three month periods ending March 31, 2013 and 2012, respectively, are included in general and administrative expenses in the statements of operations.

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

Three months ended March 31, 2013

All references below to per share and shares of Common Stock of the Company reflect the Reorganization.

Results of Operations

Revenue decreased $203,710 or 27.9%, to $525,427 for the three months ended March 31, 2013, compared to revenue of $729,137 for the three months ended March 31, 2012. During the three months ended March 31, 2013, the Company did not significantly change our product line, our distributions channels or our pricing. Management believes our decrease in revenues is attributable to: the three months ending March 31, 2012 had a sizeable, year-long stocking order from an OEM customer and the three months ending March 31, 2013 did not have a stocking order of that magnitude, the three months ending March 31, 2012 had more backorders that had to be fulfilled than in the three months ending March 31, 2013, in the quarter ending March 31, 2013, the economic slowdown in Europe caused some restocking orders from established distributors to be delayed. The Company expects to see domestic sales volumes increase throughout the remainder of 2013 as a result of acquiring a sales manager for domestic sales in March 2013.

Cost of goods sold decreased $115,823, or 27.4%, to $306,618, for the three months ended March 31, 2013, compared to cost of goods sold of $422,441 for the three months ended March 31, 2012. The 27.4% decrease in the cost of goods sold for the three months ending March 31, 2013 corresponds closely with the 27.9% decrease in revenue for the same time period, but is slightly lower due to variations in the sales mix of products sold as the profit margin on some products are slightly lower.

Gross profit decreased by $87,887 or 28.7% to $218,809 for the three months ended March 31, 2013, compared to gross profit of $306,696 for the three months ended March 31, 2012. Our gross margin percentage changed very little as it decreased to 41.6% for the three months ended March 31, 2013 compared to 42.1% for the three months ended March 31, 2012. The slight decrease in gross margin was the result of the sale of more products with slightly lower profit margins in the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

General and administrative expenses decreased $51,927, or 10.6%, to $439,425 for the three months ended March 31, 2013, compared to general and administrative expenses of $491,352 for the three months ended March 31, 2012. Significant variations within the general and administrative expenses were as follows:

	March 31, 2013	March 31, 2012	Increase (Decrease)

Stock warrant expense	$8,858	$134,711	$(125,853)
Payroll expense	162,217	96,470	65,747
All other general & admin. expenses	268,350	260,171	8,179
	$439,425	$491,352	$(51,927)

Stock warrant expense decreased by approximately $126,000 in the three months ended March 31, 2013 compared to the three months ended March 31, 2012 due to the charge to expense for stock warrants issued to note holders relating to the terms of certain debt instruments in the first quarter of 2012. Payroll expense increased by $65,747 due primarily to $45,851 in additional expense in 2013 for the cost of employee stock option plan. Other factors that combined to make up the remaining payroll expense increase of $19,896 were: the addition of a sales manager in March 2013, the annual increase in wages of some employees in January of 2013, and less salary being allocated to research and development in the first quarter of 2013 than in the first quarter of 2012.

Research and development expenses decreased $50,055 to $1,293 for the three months ended March 31, 2013, compared to $51,348 for the three months ended March 31, 2012. In 2012, field testing of our patented “ButtKicker Live!” broadcast technology took place in the first and second quarters of the year with a professional sports team. In 2013, the field testing of our patented “ButtKicker Live!” broadcast technology is beginning in the second quarter with a professional sports team.

Loss from operations decreased by $14,095 or 6% for the three months ended March 31, 2013 to $221,909 as compared to $236,004 for the three months ended March 31, 2012. The decrease was caused by the decrease in general and administrative expense and research and development expense of a combined $101,982, mostly offset by the decrease in Gross Profit of $87,887 caused by the decrease in revenue.

Interest expense decreased $3,902 or 6.8%, to $53,834 for the three months ended March 31, 2013, compared to interest expense of $57,736 for the three months ended March 31, 2012. The decrease was due primarily to the conversion of debt to equity as illustrated in Notes to the financial statements, Note number 7.

Our net loss decreased $18,003 for the three months ended March 31, 2013. We had net loss of $275,737 (or basic and diluted net loss per share of $0.004) for the three months ended March 31, 2013, compared to net loss of $293,740 (or basic and diluted net loss per share of $0.005) for the three months ended March 31, 2012. The decrease was caused by the decrease in general and administrative expense, research and development expense, and interest expense of a combined $105,884, mostly offset by the decrease in Gross Profit of $87,887 caused by the decrease in revenue.

The following table sets forth EBITDA for the Company, which is a non-GAAP measurement.  EBITDA is defined as earnings (loss) before net interest expense, taxes, depreciation and amortization.  Although EBITDA is not a measure of performance calculated in accordance with generally accepted accounting principles (“GAAP”), management believes that these non-GAAP measures will allow for a better evaluation of the operating performance of the business and facilitate meaningful comparison of the results in the current period to those in prior periods and future periods.  However, investors should not consider this measure in isolation or as a substitute for net income, operating income, or any other measure for determining the Company’s operating performance that is calculated in accordance with GAAP.  A reconciliation of EBITDA to the most comparable GAAP financial measure, net loss, follows:

	For the three months ended:
	March 31,	March 31,
	2013	2012
Net Loss	$(275,737)	$(293,740)
Adjustments
Interest Expense	53,834	57,736
Depreciation and Amortization	2,938	3,194
Taxes	-	-
EBITDA	(218,965)	(232,810)

EBITDA increased $13,845 or 6.0% to $(218,965) for the three months ended March 31, 2013, compared to EBITDA of $(232,810) for the three months ended March 31, 2012. The increase in 2013 EBITDA was caused by the decrease in general and administrative expense, research and development expense, and interest expense of a combined $105,884, mostly offset by the decrease in Gross Profit of $87,887 caused by the decrease in revenue.

Liquidity and Capital Resources

Total current assets were $912,071 as of March 31, 2013, consisting of cash of $202,137, net accounts receivable of $86,797, inventory of $621,064 and prepaid and other current assets of $2,073. Current assets increased by $51,034 or 5.9% compared to current assets of $861,037 as of December 31, 2012 mainly due to the increase in cash which resulted from the sale of the Company’s stock and warrants in March 2013.

Total current liabilities were $2,695,895 as of March 31, 2013, consisting of accounts payable of $755,329, accrued expenses of $464,663, current maturities of long-term debt of $1,356,616, deferred revenue of $79,764 and other current liabilities of $39,523. Current liabilities increased by $254,240 or 10.4% compared to current liabilities of $2,441,655 as of December 31, 2012 mainly due to the increase in the current portion of long-term debt to related parties.

The working capital deficit increased by $203,206 or 12.9% to $(1,783,824) for the three months ending March 31, 2013 compared to the working capital deficit of $(1,580,618) at December 31, 2012.

Cash Flows during the Three Months Ended March 31,2013

During the three months ended March 31, 2013 we had a net increase in cash and cash equivalents of $123,001 primarily consisting of net cash provided by financing activities of $230,217 partially offset by net cash used in operating activities of $107,216.

Net cash used in operating activities was $107,216 for the three months ended March 31, 2013, consisting of an increase in: accounts receivable of $65,786, accounts payable and accrued expenses of $18,374, and decreases in: inventory of $8,187, prepaid expenses of $129,566, and deferred revenue of $49,621. These changes were reduced by net loss of $275,737 which had adjustments for depreciation and amortization of $11,299, stock-based compensation of $50,000, warrants issued in connection with debt requirements of $20,651, and employee stock options of $45,851.

Net Cash used in investing activities was $0 for the three months ended March 31, 2013.

Net cash provided by financing activities was $230,217 for the three months ended March 31, 2013, consisting of net proceeds from the sale of stock and warrants of $250,000, proceeds from options exercised of $300, and the payment of debt of $20,083.

The Company also expects to need approximately $1,850,000 of cash to purchase inventory: $810,000 within the next six months and $1,040,000 more within the succeeding 6 months. We estimate that for the next 12 months we will also need $500,000 for debt service. The Company expects to generate the majority of these funds from operations.

The Company historically has incurred net losses, negative cash flows from operating activities, and has an accumulated deficit of approximately $8,176,000 at March 31, 2013. In addition, at March 31, 2013 the Company had a cash balance of approximately $202,000 and working capital deficiency of approximately $1,784,000. Although the working capital deficiency has improved by approximately $875,000 since March 31, 2012, in both the near and long term, without additional financing, the Company is and will be in an illiquid position. The Company received cash through the sales of Common Stock and warrants to purchase Common Stock in the amount of $150,000 in the third quarter of 2011, $250,000 in the fourth quarter of 2011, $375,000 in the first quarter of 2012, $770,000 in the second quarter of 2012, $540,000 in the third quarter of 2012 and an additional $250,000 in the first quarter of 2013. The Company believes that its operations, exclusive of any research and development costs, can become operationally cash flow positive on an ongoing basis by the end of the fourth quarter of 2013, assuming the Company raises additional capital of $750,000 through the timely sales of stock. The Company believes that the receipt of additional equity will enable it to purchase adequate inventory to meet its existing sales demand and to be able to increase sales through advertising. There is no assurance that the Company will have any additional sales of stock or that the Company will be able to become operationally cash flow positive.

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

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including Mark Luden, the Company's Chief Executive Officer ("CEO") and Richard Conn, the Company's Chief Financial Officer ("CFO") (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2013 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure, due to the material weaknesses described below.

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

Changes in Internal Controls

During the three months ended March 31, 2013, there were no significant changes in internal controls of the Company, or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three month period ended March 31, 2013, the Company sold in private placement transactions, units of shares of common stock and warrants for $0.25 per unit. During this period, the Company sold units consisting of a total of 1,000,000 shares of common stock and two-year warrants to purchase $1,000,000 shares of common stock (exercisable at $0.36 per share) for an aggregate consideration of $250,000. Also during this period, the Company issued units consisting of a total of 200,000 shares of common stock and two year warrants to purchase 200,000 shares of common stock (exercisable at $0.36 per share) for services rendered valued at an aggregate of $50,000 and stock options were exercised for the purchase of 93,618 shares at $.0032 per share.

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

Exhibit No.	Date of Document	Name of Document

2.0*	May 17, 2011	Agreement and Plan of Reorganization
3.0*	March 3, 1990	Articles of Incorporation of Guitammer-Ohio
3.1*	June 6, 2005	Certificate of Amendment of Guitammer- Ohio
3.2*	June 17, 2005	Certificate of Amendment of Guitammer- Ohio
3.3*		Code of Regulations of Guitammer - Ohio
3.4*	May 17, 2011	Articles of Incorporation of Guitammer- Nevada
3.5*		Bylaws of Guitammer - Nevada
4.0*	Sept. 30, 1999	1999 Non-Qualified Stock Option Plan, as amended
4.1*		Form of Option Agreement
4.2*	June 17, 2005	2005 Amendment to1999 Non-Qualified Stock Option Plan
4.3**	July 14, 2011	Form of Warrant issued to The Walter J. Doyle Trust
4.4**	July 14, 2011	Form of Warrant issued to Standard Energy Company
10. 1*	Nov. 1, 2002	Richard B. Luden $82,000 Note
10.1A#	Dec 21, 2011	Richard Luden Conversion Agreement 82K
10. 2*	May 13, 2005	Note Purchase Agreement—Walter Doyle, John O. Huston and Eric Roy
10. 3*	Sept.1, 2007	First Amendment To Note Purchase Agreement—Walter Doyle, John O. Huston and Eric Roy
10. 4*	May 13, 2005	Walter J. Doyle $150,000 Note
10.4A*	September 1, 2007	Amended and Restated Walter Doyle Note
10.4B###	January 31, 2012	Walter Doyle 150k Jan 31 2012 Note Conversion Agreement
10. 5*	May 13, 2005	Eric Roy $100,000 Note
10.5A*	March 28, 2011	Agreement to Convert An Existing Note—Eric P. Roy
10.5B*	September 1, 2007	Eric Roy 9.4 Stock Options on 100K 0901207note

10.5C*	May 13, 2005	Eric Roy 16 stock options 05132005
10.5D*	May 13, 2006	Eric Roy 16 Stock options 05132006
10.5E*	September 1, 2007	Amended and Restated Eric Roy Note
10.5F###	January 31, 2012	Eric Roy Jan 31 2012 Note Conversion Agreement
10. 6*	May 13, 2005	John O. Huston $50,000 Promissory Note
10.6A*	September 1, 2007	John O. Huston 4.7 Stock options 09012007
10.6B*	May 13, 2005	John O. Huston 8 Stock Options 05132005
10.6C*	May 13, 2006	John O. Huston 8 Stock Options 05132006
10.6D*	September 1, 2007	Amended and Restated John O. Huston Promissory Note
10.6E###	January 31, 2012	John Huston Jan 31 2012 Note Conversion Agreement
10.7*	June 29, 2005	Note Purchase Agreement—Walter Doyle, Andrea L. Levenson and Gust Van Sant
10.8*	September 1, 2007	First Amendment To Note Purchase Agreement—Walter Doyle, Andrea L. Levenson and Gust Van Sant
10.9*	June 29, 2005	Walter J. Doyle $50,000 Promissory Note
10.9A*	September 1, 2007	Amended and Restated Walter Doyle Note
10.9B###	January 31, 2012	Walter Doyle 50K Jan 31 2012 Note Conversion Agreement
10.10*	June 29, 2005	Andrea Lerner Levenson $50,000 Promissory Note
10.10A*	September 1, 2007	Andrea Lerner Levenson 4.7 Stock Options on 50K 09012007 note
10.10B*	June 29, 2006	Andrea Lerner Levenson 8 stock options 62920006
10.10C*	June 29, 2005	Andrea Lerner Levenson 8 stock options 06292005
10.10D*	September 1, 2007	Amended and Restated Andrea L. Levenson Promissory Note
10.10E###	January 31, 2012	Andrea Levenson Jan 31 2012 Note Conversion Agreement
10.11*	June 29, 2005	Gust Van Sant $50,000 Promissory Note
10.11A*	September 1, 2007	Gust Van Sant 4.7 Stock Options on 50K 09012007 note
10.11B*	June 29, 2005	Gust Van Sant 8 Stock Options 06292005
10.11C*	June 29, 2006	Gust Van Sant 8 Stock Options 06292006
10.11D*	September 1, 2007	Amended and Restated Gust Van Sant Promissory Note
10.11E###	January 31, 2012	Gus Van Sant Jan 31 2012 Note Conversion Agreement
10.12*	July 19, 2005	Promissory Note --Opal Private Equity Fund, LP
10.12A*	September 1, 2007	Opal Private Equity Stock Warrants on 100K note
10.12B*	July 19, 2005	Opal 16 Stock Warrants 07192005
10.12C*	July 19, 2006	Opal 16 Stock Warrants 07192006
10.12D*	September 1, 2007	Amended and Restated Opal Promissory Note
10.13*	September 1, 2007	First Amendment To Note Purchase Agreement--Opal Private Equity Fund, LP
10.14*	July 19, 2005	Opal Private Equity Fund, LP $100,000 Note Purchase agreement
10.15*	July 3, 2005	Forest Capital $250,000 Working Capital Loan and Consulting Agreement
10.15A*	January 1, 2010	Forest Capital 214.7 options 01012010

10.15B#	December 21, 2011	Forest Capital Amended loan agreement 150k
10.15C##	February 1, 2012	Addendum to Conversion and Amended Loan Agreement with Forest Capital
10.15D&&	December 21, 2011	Forest Capital Conversion Agreement 250K
10.16*	May 5, 2003	Thelma Gault $800,000 Loan and Option Agreement
10.17*	January 31, 2008	First Amendment To Thelma Gault $800,000 Loan Agreement
10.18*	February 28, 2009	Second Amendment To Thelma Gault $800,000 Loan Agreement
10.19*	January 31, 2008	Thelma Gault $800,000 Amended and Restated Promissory Note
10.20*	November 18, 2010	Thelma Gault Subordination Agreement 1st Lien carve out
10.21*	March 9, 2009	Credit Facilitation Agreement—Walter J. Doyle Trust and Julie E. Jacobs Trust
10.21A*	February 26, 2009	Merrill Lynch Loan Application and acceptance
10.21B*	March 2009	Merrill Lynch Loan agreement
10.21C*	December 1, 2009	Revised Merrill Lynch Loan agreement
10.21D&&	December 21, 2011	Jacobs Trust Fee conversion agreement on 200k loan
10.21E&&	December 21, 2011	Doyle Trust Fee Conversion Agreement on 200k loan
10.22*	April 25, 2008	Ohio Innovation Loan Agreement
10.23*	April 25, 2008	Ohio Innovation Loan Security Agreement
10.24*	September 11, 2008	Ohio Innovation Loan Modification Agreement
10.24A*	September 17, 2009	Ohio Innovation Loan Modification Agreement 2nd mod
10.24B*	November 24, 2010	Ohio Innovation Loan Modification Agreement 3rd mod
10.24C%%	December 1, 2012	Ohio Innovation Loan Modification Agreement 4th Mod
10.24D%%	December 1, 2012	Ohio Innovation Loan Modification Agreement 5th Mod
10.25*	November 29, 2010	Ohio Innovation Loan Subordination Agreement
10.25A*	April 25, 2008	Ohio Innovation Loan Intercreditor agreement
10.25B*	April 25, 2008	Ohio Innovation Loan Cognovit promissory note
10.26*	April 7, 2010	Julie E. Jacobs Trust $100,000 Loan Agreement
10.26A#	December 21, 2011	Jacobs Trust Interest Conversion Agreement on 100K loan
10.26B#	December 21, 2011	Jacobs Trust Amended loan agreement 100K loan
10.27*	October 4, 2010	Amendment To Julie E. Jacobs Trust $100,000 Loan Agreement
10.28*	January 11, 2011	Joseph Albert $100,000 Convertible Promissory Note
10.29*	January 11, 2011	Joseph Albert $100,000 Convertible Promissory Note Extension Agreement
10.29B&&&	June 8, 2012	Joseph Albert Note Conversion Agreement
10.30*		Joseph Albert 50,000 Common Stock Purchase Warrants
10.30A*		Joseph Albert 100,000 Common Stock Purchase Warrants
10.30B&&&	June 8, 2012	Joseph Albert 150,000 Common Stock purchase Warrants
10.31*	October 5, 2010	Standard Energy Company $100,000 Loan Agreement and Promissory Note
10.31A#	December 21, 2011	Standard Energy Note Conversion Agreement
10.31B##	February 1, 2012	Addendum to Note Conversion Agreements with Standard Energy Company
10.32*	October 11, 2010	Doyle Trust $25,000 Promissory Note

10.32A*	October 5, 2010	Doyle Trust $25,000 Loan Agreement
10.32B##	February 1, 2012	Addendum to Note Conversion Agreements with The Walter J. Doyle Trust
10.32C&&	December 21, 2011	Doyle Trust Note Conversion Agreement 25K
10.33*	November 12, 2010	Walter J. Doyle Trust and Julie E. Jacobs Trust Inventory Financing Agreement
10.33A*	November 12, 2010	Jacobs Trust Stock 82.8 Options
10.34*	November 12, 2010	Walter J. Doyle Trust $150,000 Promissory Note
10.34A#	December 21, 2011	Doyle Trust Conversion Agreement 150K
10.34B##	February 1, 2012	Addendum to Note Conversion Agreements with The Walter J. Doyle Trust
10.35*	November 12, 2010	Standard Energy Company $150,000 Promissory Note
10.35A#	December 21, 2011	Standard Energy Note Conversion Agreement 100k
10.35B##	February 1, 2012	Addendum to Note Conversion Agreements with Standard Energy Company
10.36*	February 2, 2011	Robison Note Extension Agreement
10.36A*	July 10, 2010	Robison original promissory note
10.37*	February 2, 2011	Robison $50,000 Convertible Promissory Note
10.37A&&&	June 22, 2012	Robison Note Conversion agreement
10.38*		Robison Common Stock Purchase Warrants for 50,000 shares and 25,000 shares
10.38A&&&	June 22, 2012	Robison Common Stock Purchase Warrants for 75,000 shares
10.39*	February 24, 2011	Carl A. Generes $35,000 Promissory Note
10.40*	July 13, 2009	Lease Modification Agreement
10.40A*	January 18, 2006	Lease Agreement – original
10.40B **	April 10, 2008	First Lease Agreement Amendment
10.40C ***	August 11, 2011	(Second) Lease Modification Agreement
10.41&&	November 16, 2011	Watters Agreement November 2011
10.41A ****	February 9, 2012	Extension to Watters agreement January to March 2012
10.42&&	December 5, 2011	Jeff Paltrow dba Litehouse Capital Contractual Agreement December 2011
10.43&&	December 19, 2012	Cervelle Group marketing Agreement December 2011
10.44****	February 10, 2012	Ertman agreement January to March 2012
21.1*		List of Subsidiaries of the Registrant

31.1 >>	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 >>	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 >>	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 >>	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS *****	XBRL Instance Document

101.SCH *****	XBRL Taxonomy Extension Schema Document

101.CAL *****	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *****	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *****	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *****	XBRL Taxonomy Extension Presentation Linkbase Document
________________
*	Filed with the SEC on July 8, 2011 as Exhibits to Amendment No. 1 to the Company’s Form 10 Registration Statement and are incorporated herein by reference.

**	Filed with the SEC on July 28, 2011 as Exhibits to Amendment No. 2 to the Company’s Form 10 Registration Statement and are incorporated herein by reference.

***	Filed with the SEC on August 12, 2011 as Exhibit to Amendment No. 3 to the Company’s Form 10 Registration Statement and is incorporated herein by reference.

#	Filed with the SEC on December 23, 2011 as Exhibits to Form 8K

##	Filed with the SEC on February 2, 2012 as Exhibits to Form 8K

###	Filed with the SEC on February 6, 2012 as Exhibits to Form 8K

&&	Filed with the SEC on April 6, 2012 as Exhibits to Form 10K

****	Filed with the SEC on May 15, 2012 as Exhibits to From 10Q

&&&	Filed with the SEC on August 13, 2012.

%%	Filed with the SEC on March 14, 2013.

>>	Filed with the SEC herewith.

*****
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

The Guitammer Company (Registrant)

Date: May 15, 2013	By:	/s/ Richard E. Conn
Richard E. Conn
Chief Financial Officer