Form 10-Q
period 2013-06-30
Guitammer Co
filed 2013-08-14
CIK 1334126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)  OF  THE SECURITIES  EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

As of August 13, 2013, 75,623,998  shares of Common Stock were outstanding.

The Guitammer Company

THE GUITAMMER COMPANY

CONSOLIDATED BALANCE SHEETS

	(unaudited)
	June 30,	December 31,
	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$472,693	$79,136
Accounts receivable, net	138,237	21,011
Inventory, net	542,145	629,251
Prepaid expenses and other current assets	43,290	131,639
Total current assets	1,196,365	861,037

Property and equipment, net	9,986	12,208
Deferred financing costs, net	48,336	58,336
Other assets, net	25,126	28,780
Total Assets	$1,279,813	$960,361

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Line of credit	$39,523	$39,523
Accounts payable	632,111	742,451
Accrued expenses	415,637	459,168
Deferred revenue	74,945	129,385
Current portion of long-term debt - related parties	834,352	517,004
Current portion of long-term debt - non-related parties	556,998	554,124
Total current liabilities	2,553,566	2,441,655

Long-term debt, net of current portion - related parties	-	317,348
Long-term debt, net of current portion - non related parties	347,631	391,018
Total Liabilites	2,901,197	3,150,021

Commitments	-	-

Stockholders' deficit
Common stock, par value of $.001, 150,000,000 shares authorized;
75,248,998 and 68,779,482 shares issued and outstanding at
June 30, 2013 and December 31, 2012, respectively	75,249	68,780
Additional paid-in capital	6,793,089	5,641,492
Accumulated deficit	(8,489,722)	(7,899,932)
Total Stockholders' deficit	(1,621,384)	(2,189,660)
Total Liabilities and Stockholders' deficit	$1,279,813	$960,361

See accompanying Notes to Condensed Consolidated Financial Statements.

THE GUITAMMER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Total revenue	$428,183	$343,833	$953,610	$1,072,971

Cost of goods sold	244,337	199,048	550,955	621,489
Gross profit	183,846	144,785	402,655	451,482

Operating expenses
General and administrative	429,209	331,290	868,635	822,641
Research and development	22,324	20,992	23,617	72,341
	451,533	352,282	892,252	894,982

Loss from operations	(267,687)	(207,497)	(489,597)	(443,500)

Other income (expense)
Interest expense	(46,399)	(77,915)	(100,232)	(135,652)
Interest income	33	38	39	38
	(46,366)	(77,877)	(100,193)	(135,614)

Loss before provision for income taxes	(314,053)	(285,374)	(589,790)	(579,114)

Provision for income taxes	-	-	-	-
Net loss	$(314,053)	$(285,374)	$(589,790)	$(579,114)

Basic and diluted loss per share	$(0.004)	$(0.004)	$(0.008)	$(0.009)

Basic and diluted weighted average common shares outstanding	72,275,294	64,261,754	70,755,969	62,159,967

See accompanying Notes to Condensed Consolidated Financial Statements.

THE GUITAMMER COMPANY

  CONDENSED CONSOLIDATED STATEMENT OF CHANGES  IN STOCKHOLDERS' DEFICIT
 SIX MONTHS ENDED JUNE 30, 2013 AND YEAR ENDED DECEMBER 31, 2012
(UNAUDITED)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2012	56,428,039	$56,428	$3,076,666	$(6,827,964)	$(3,694,870)

Common stock and warrants issued in connection with debt retirement	4,319,906	4,321	527,173	-	531,494

Employee stock options issued vesting over 3 years	-	-	41,002	-	41,002

Warrants issued in connection with debt requirements	-	-	134,741	-	134,741

Common Stock and warrants issued for services	760,331	760	182,479	-	183,239

Options exercised for common stock purchase	531,206	531	1,171	-	1,702

Common stock and warrants issuance	6,740,000	6,740	1,678,260	-	1,685,000

Net loss	-	-	-	(1,071,968)	(1,071,968)
Balance, December 31, 2012	68,779,482	$68,780	$5,641,492	$(7,899,932)	$(2,189,660)

Common stock and warrants issued to retire accrued interest	82,604	82	20,569	-	20,651

Employee stock options issued vesting over 3 years	-	-	81,719	-	81,719

Common stock and warrants issued for services	574,500	574	119,197	-	119,771

Options/warrants exercised for common stock purchase	593,662	594	10,331	-	10,925

Common stock and warrants issuance	5,218,750	5,219	919,781	-	925,000

Net loss	-	-	-	(589,790)	(589,790)
Balance, June 30, 2013	75,248,998	$75,249	$6,793,089	$(8,489,722)	$(1,621,384)

THE GUITAMMER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(UNAUDITED)

	2013	2012
Cash flows from operating activities
Net loss	$(589,790)	$(579,114)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation and amortization	5,876	6,451
Amortization of deferred financing fees	10,000	10,686
Stock and warrants issued for services	119,771	130,989
Warrants issued in connection with debt requirements	-	134,741
Employee stock options	81,719	11,961

Changes in assets and liabilities
Accounts receivable	(117,226)	(52,127)
Inventory	87,106	(335,800)
Prepaid expenses	88,349	48,576
Accounts payable and accrued expenses	(133,220)	(135,353)
Deferred revenue	(54,440)	(61,149)
Net cash used in operating activities	(501,855)	(820,139)

Cash flows from investing activities
Purchase of property and equipment	-	(3,850)
Net cash used in investing activities	-	(3,850)
Cash flows from financing activities
Proceeds from stock and warrants	935,625	1,145,000
Proceeds from options exercised	300	100
Proceeds from debt	-	338
Payment of debt	(40,513)	(111,298)
Net cash provided by financing activities	895,412	1,034,140

Net increase in cash and cash equivalents	393,557	210,151
Cash and cash equivalents, beginning of period	79,136	55,132
Cash and cash equivalents, end of period	$472,693	$265,283

Supplemental disclosure of cash flow information
Cash paid during the period for
Interest	$76,798	$96,266
Income taxes	-	-

Supplemental disclosure of non-cash investing and financing activities

Stock issued for conversion of notes payable, accounts payable, and accrued interest	$20,651	$531,494

See accompanying Notes to Consolidated Financial Statements.

1 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Accounts receivable are uncollateralized customer obligations due under normal trade terms generally requiring payment within 30 days from the invoice date. The Company recorded an allowance of approximately $4,600 at June 30, 2013 and December 31, 2012.

1 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(continued)

Inventory
Inventory, consisting of finished goods, is stated at the lower of cost or market. Cost is determined using the weighted average method. Inventory that is determined to be obsolete or not sellable is expensed immediately. The Company recorded a reserve for obsolete items of $10,415 at June 30, 2013 and December 31, 2012.

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

Deferred Revenue
The Company received prepayment for products from some of its customers as the Company requires prepayment before goods are shipped to all international customers. As of June 30, 2013 and December 31, 2012 the Company had deferred revenue of $74,945 and $129,385, respectively. The Company recognizes revenue and decreases deferred revenue in accordance with the revenue recognition policy.

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

There were no uncertain tax positions at June 30, 2013 or December 31, 2012, as the Company’s tax positions for open years meet the recognition thresholds of more likely than not to be sustained upon examinations. When necessary, the Company would accrue penalties and interest related to unrecognized tax benefits as a component of income tax expense. Tax returns for the years 2009 through 2012 are currently open to examination. Tax returns prior to 2009 are no longer subject to examination by tax authorities.

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

The carrying amount reported in the balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of the long term debt and revolving line of credit at June 30, 2013 and December 31, 2012 approximated the carrying amount based on interest rates that were close to market rates or being close to maturity and were determined on a Level 2 measurement.

The Black-Scholes valuation model is used to estimate the fair value of the warrants. The significant assumptions considered by the model were the remaining term of the warrants, the fair value per share stock price of $.178 and $.16, a risk free treasury rate for 2.0 years and 2.5 years of .36% and .305% at June 30, 2013 and December 31, 2012, respectively and an expected volatility of 60%. At June 30, 2013 and December 31, 2012, the fair value of warrants approximated the carrying amount and were determined on a Level 2 measurement.

Advertising
Costs of advertising and marketing are expensed as incurred. Advertising and marketing costs were $53,671 and $14,807 for the periods ending June 30, 2013 and 2012, respectively.

Shipping and Handling
Shipping and handling costs of approximately $70,459 and $70,629 for the periods ending June 30, 2013 and 2012, respectively, are included in general and administrative expenses in the statements of operations.

Research and development costs
The costs of research and development activities are expensed when incurred.

1 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(continued)

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

	June 30,	December 31,
	2013	2012

Potentially dilutive securities:
Outstanding time-based stock options	40,855,123	44,725,371
Outstanding time-based warrants	16,803,178	11,273,178

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

1 -
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(continued)

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

2 -
GOING CONCERN

The Company has incurred net losses, negative cash flows from operating activities, and has an accumulated deficit of approximately $8,490,000 at June 30, 2013. In addition, at June 30, 2013 the Company had a cash balance of approximately $472,693 and working capital deficiency of approximately $1,360,000. The Company has relied upon cash from its financing activities to fund its ongoing operations as it has not been able to generate sufficient cash from its operating activities in the past and there is no assurance it will be able to do so in the future. Unless the Company can obtain additional cash resources, these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

3 -	PROPERTY AND EQUIPMENT, NET

	June 30,	December 31,
	2013	2012
Equipment and electronics	$75,409	$108,755
Furniture and fixtures	20,257	20,257
Leasehold improvements	12,313	12,313
	107,979	141,325

Less accumulated depreciation	(97,993)	(129,117)
Property and equipment, net	$9,986	$12,208

3 -
PROPERTY AND EQUIPMENT, NET(continued)

Depreciation expense for the three month period and six month periods ended June 30, 2013 was $1,111 and $2,222 respectively. Depreciation expense for the three month period and six month period ended June 30, 2012 was $1,430 and $2,797 respectively.

4 -	DEFERRED FINANCING COSTS, NET

	June 30,	December 31,
	2013	2012
Deferred financing costs	$139,990	$139,990
Less Accumulated Amortization	(91,654)	(81,654)
Deferred financing costs, net	$48,336	$58,336

Amortization expense for Deferred Financing Costs for the three month period and six month period ended June 30, 2013 was $1,640 and $10,000, respectively. Amortization expense for the three month period and six month period ended June 30, 2012 was $5,343 and $10,686 respectively. In December 2012, the Ohio Innovation Loan was modified and the Company incurred approximately $35,000 in financing costs which will be amortized over the remaining life of the loan.

5 -
LINE OF CREDIT

The Company has entered into an unsecured line of credit arrangement with Key Bank, which carries a maximum possible loan balance of $40,000 at an annual interest rate of 6.25% and is due on demand. As of June 30, 2013 and December 31, 2012, the Company had borrowed $39,523.

6 -	ACCRUED EXPENSES Accrued expenses consisted of the following at June 30, 2013 and December 31, 2012:

	June 30,	December 31,
	2013	2012
Accrued payroll	$14,442	$36,118
Accrued interest	162,182	184,008
Warrant liability	202,751	179,771
Miscellaneous accrued expenses	36,262	59,271
	$415,637	$459,168

As more fully described in footnote 8, the Company has recorded a warrant liability of $202,751 and $179,771 as of June 30, 2013 and December 31, 2012, respectively, which is based on the Black-Scholes valuation model to estimate the fair value of the warrants. The significant assumptions considered by the model were the remaining term of the warrants, the fair value per share stock price of $.178 and $.16, a risk free treasury rate for 2.00 years and 2.5 years of .36% and .305% at June 30, 2013 and December 31, 2012, respectively and an expected volatility of 60%.

7 -	DEBT Debt payable to related parties is as follows:

	June 30,	December 31,
	2013	2012

Note payable to Forest Capital, an affiliate of the Walter J. Doyle Trust, a stockholder, in the original amount of $250,000 at an annual interest rate of 10%. Effective December 13, 2009, the annual interest rate increased to 20%. On December 21, 2011, $100,000 of the note was converted to shares of stock at a price of $.25 per share and the note was amended decreasing the annual interest rate to 8% with interest payable annually on January 3rd and with the principal balance due on January 3, 2014.	$150,000	$150,000

Note payable to Julie E. Jacobs Trust in the original amount of $100,000 at an annual interest rate of 20%. Effective September 26, 2010, the annual interest rate increased to 30% with the note payable on demand. On December 21, 2011, note was amended decreasing the annual interest rate to 8% with interest payable annually on January 3rd and with the principal balance due on January 3, 2014.	100,000	100,000

Note payable to Thelma Gault, a stockholder, in the original amount of $800,000 at an interest rate of 10%. The loan is collateralized by all assets of the Company, and on April 25, 2008 signed an agreement in which her collateralization is shared with the State of Ohio. On November 18, 2010, Thelma Gault signed an agreement subordinating up to $700,000 of debt to the Walter Doyle Trust and the Julie Jacobs Trust and to Standard Energy through the Julie Jacobs Trust. Note is due on June 1, 2014.	584,352	584,352

Total debt payable to related parties	$834,352	$834,352
Less current portion of debt payable to related parties	834,352	517,004
Long term debt payable to related parties	$-	$317,348

7 -	DEBT (Continued)

	June 30,	December 31,
	2013	2012
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
	$432,709	$472,771

Notes payable to Merrill Lynch in the original amount of $400,000, with interest payable at Libor plus .56%. In addition, this debt is guaranteed 50% each by the Walter J. Doyle Trust and the Julie E. Jacobs Trust. As compensation for their guarantees, the trusts receive 4% per annum and share a first position lien on all assets. The note is due on demand.	396,920	397,371

Notes payable to four different investors in the original amount of $250,000 at an interest rate of 12%. On January 31, 2012, all of these notes except for a $75,000 note were converted to shares of stock at a price of $.25 per share. The $75,000 note was due June 30, 2012 and is now considered due on demand.	75,000	75,000

Other debt	$904,629	$945,142
Less current portion of debt payable to non-related parties	556,998	554,124
Long term debt payable to non-related parties	$347,631	$391,018

The principal maturities of the notes payable for the next five years and in the aggregate are as follows:

Period ending
June 30,
2014	$1,391,350
2015	92,140
2016	255,491
2017	-
2018	-
$1,738,981

The Company is not in compliance with certain debt covenants and has not received waivers from the lender. As a result, the note payable with an outstanding balance of $75,000 is due on demand and is classified as current in the accompanying balance sheets.

7 -
DEBT (Continued)

Conversion of debt
During the six month period ended June 30, 2013 and the year ended December 31, 2012, certain debt instruments were converted to equity. Prior to conversion, some of these debt instruments were modified to include a debt conversion feature. Based on the terms of the transactions, these modifications and conversion were treated as equity transactions.

The following table lists debt that was converted during the six month period ended June 30, 2013:

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

8 -
STOCKHOLDERS’ DEFICIENCY

Stock Sales
During the first six months of 2013, the company sold 5,218,750 shares of stock and warrants (one share of stock and one warrant equals one unit) as a part a private placement memorandum; 1,000,000 of the units were sold for $.25 per unit with the stock warrants exercisable at $.36 per share and 4,218,750 of the units were sold to existing private placement investors for $.16 per unit with the stock warrants exercisable at $.24 per share. Additionally, stock options and warrants were exercised for the purchase of 593,662 shares at a purchase price ranging from $.0032 to $.021 per share. During the year ended December 31, 2012, the Company sold 6,740,000 shares of stock and warrants as a part of a private placement memorandum for $.25 per share. Additionally, stock options were exercised for the purchase of 531,206 shares at $.0032 per share. The stock warrants were issued as a part of stock sales and are exercisable at $.36 per share. The total cash raised was $935,925 and $1,685,000 for the first six months of 2013 and the year ended December 31, 2012, respectively.

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

	Number of Options	Range of Exercise Price	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Weighted Average Grant Date Fair Value
Outstanding options as of January 1, 2012	42,068,497	$.00320 - .02131	$.01664	6.34	$.01301
Options granted	3,600,000	$.25000	$.25000	9.77	$.22534
Options cancelled/expired	(411,920)	$.00320 - .02131	$.01006	1.88	$.00584
Options exercised	(531,206)	$.00320	$.00320	6.12	$.01844
Outstanding options as of December 31, 2012	44,725,371	$.00320 - .25000	$.01993	6.08	$.03561
Options granted	-
Options cancelled/expired	(3,276,630)	$.02131	$.02131	-	$.01201
Options exercised	(593,618)	$.00320 - .02131	$.01819	5.78	$.02433
Outstanding options as of June 30, 2013	40,855,123	$.00320 - .02131	$.01664	6.04	$.03700

8 -	STOCKHOLDERS’ DEFICIENCY (continued) The following table provides information about options under the Plan that are outstanding and exercisable as of June 30, 2013:

	Options Outstanding		Options Exercisable
Exercise Price	As of June 30, 2013	Weighted Average Contractual Life Remaining	As of June 30, 2013
$.00320	10,056,677	6.26 years	10,056,677
$.02131	27,198,446	5.53 years	27,198,446
$.25000	3,600,000	9.27 years	360,000
	40,855,123		38,115,123

Included in the above table are 5,645,477 options to non-employees and 35,209,646 to officers, directors and employees of the Company.

Warrants
The Company has 16,803,178 and 11,273,178 warrants outstanding as of June 30, 2013 and December 31, 2012, respectively. For the six month period ending June 30, 2013; 5,218,750 warrants were issued in connection with the sale of common stock and the Company issued 342,500 warrants in exchange for services. As a part of sales of stock and warrants to existing private placement investors in the three months ending June 30, 2013, 2,700,000 warrants were extended to May, 2015. For the year ended December 31, 2012; 6,740,000 warrants were issued in connection with the sale of common stock, 656,250 warrants were issued with an exercise price of $.005 relating to the terms of certain debt instruments and the Company’s also issued 680,000 warrants in exchange for services. The expiration date of 225,006 warrants was extended to July, 2014 and reduced by 6 to 225,000 warrants as a part of a debt to stock conversion agreement.

8 -	STOCKHOLDERS’ DEFICIENCY (continued) This table summarizes the activity for all warrants:

	Number of	Exercise
	Warrants	Price	Expiration Date
Outstanding Warrants as of
January 1, 2011	1,291,928	$.02131	July, 2015
Warrants Granted	600,000	$.36000	July, 2013
	400,000	$.36000	October, 2013
	440,000	$.36000	November, 2013
	240,000	$.36000	December, 2013
	225,000	$.25000	July, 2014
Outstanding Warrants as of		$.02131-	Expiration dates
December 31, 2011	3,196,928	$.36000	As listed above
Warrants Granted	250,000	$.00500	September, 2013
	375,000	$.00500	May, 2014
	980,000	$.36000	January, 2014
	280,000	$.36000	February, 2014
	180,000	$.36000	March, 2014
	2,040,000	$.36000	April, 2014
	400,000	$.36000	May, 2014
	520,000	$.36000	June, 2014
	200,000	$.36000	July, 2014
	80,000	$.36000	August, 2014
	40,000	$.36000	September, 2014
	2,500,000	$.24000	May, 2015
	200,000	$.24000	June, 2015
Outstanding Warrants as of		$.00500-	Expiration dates
December 31, 2012	11,241,928	$.36000	As listed above
Warrants Granted	120,000	$.36000	January, 2015
	40,000	$.36000	February, 2015
	1,040,000	$.36000	March, 2015
	40,000	$.36000	April, 2015
	40,000	$.36000	May, 2015
	3,906,250	$.24000	May, 2015
	375,000	$.24000	June, 2015
Outstanding Warrants as of		$.00500-	Expiration dates
June 30, 2013	16,803,178	$.36000	As listed above

The warrants for 1,219,928 shares issued prior to January 1, 2011, include certain provisions that protect the holders from a decline in the stock price of the Company. As a result of those provisions, the Company recognizes the warrants as liabilities at their fair values on each reporting date.

As shown in footnote 6, the Company has recorded a warrant liability of $202,751 and $179,771 as of June 30, 2013 and December 31, 2012, respectively, which is based on the Black-Scholes valuation model to estimate the fair value of the warrants.

The significant assumptions considered by the model were the remaining term of the warrants, the fair value per share stock price of $.178 and $.16, a risk free treasury rate for 2.00 years and 2.5 years of .36% and .305% at June 30, 2013 and December 31, 2012, respectively and an expected volatility of 60%.

9 -
COMMITMENTS

On September 1, 2009, the Company entered into a four year lease for the rental of the office and warehouse space expiring on August 31, 2013.  In July of 2013, the Company entered into a four year extension of the lease for the rental of the office and warehouse space expiring on August 31, 2017.  Under the terms of the current lease and the four year extension, the Company’s future minimum rental payments are  $42,492 for 2013, $85,256 for 2014, $86,600 for 2015, $89,000 for 2016, and $60,400 for 2017.  Total rent expense under operating leases for the periods ending June 30, 2013 and 2012 amounted to approximately $42,492 and $36,262, respectively.

Stock and warrants issued for services

During the 6 months ending June 30, 2013, the Company issued 574,500 shares of common stock and 342,500 warrants for services valued at $119,771.

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

9 -
COMMITMENTS (continued)

On February 10, 2012, the Company entered into a 3 month agreement with John Ertman for advisory services.  Under the terms of the agreement, Mr. Ertman will be compensated at a rate of 40,000 shares of common stock and 40,000 warrants per month.  The agreement was extended through November 30, 2013, with the compensation arrangement of 40,000 shares of common stock and 40,000 warrants per month for April and May of 2013, and 62,500 shares of common stock and 62,500 warrants per month for the months June through November 2013.

On May 20, 2013, the Company entered into a 3 month agreement with JFenway LLC for investor relations services.  Under the terms of the agreement JFenway LLC will be compensated at a rate of 100,000 shares of common stock for the 3 months of services.

10 -
CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. Receivables are stated at the amounts management expects to collect from outstanding balances. Generally, the Company does not require collateral or other security to support contract receivables.

The Company had two major customers for the six month period ending June 30, 2013 and one major customer for the six month period ending June 30, 2012. A major customer is defined as one that purchases ten-percent or more in a reporting period. Net sales for the six months ended June 30, include sales to major customers as follows:

	Six Months ending June 30,
Customer	2013	2012
AV Industry Le Havre	13.8%	-
Amazon.com	10.4%
Palliser Furniture	-	18.2%

We had an accounts receivable balance from AV Industry Le Havre and Palliser Furniture of zero at June 30, 2013 and December 31, 2012.  Amazon.com accounted for 14.9% and 22.2% of the total accounts receivable balance at June 30, 2013 and December 31, 2012, respectively.

The Company had major suppliers in each of the reporting periods presented.  A major supplier is defined as one that provides ten-percent or more of total cost-of-sales in a particular reporting period or has an outstanding account payable balance of ten-percent or more as of the reporting period.

	Purchases During 6 Months ending June 30, 2013	Account Payable Percentage at June 30, 2013	Purchases During 6 Months ending June 30, 2012	Account Payable Percentage at December 31, 2012
Eminence Speaker LLC	43%	50%	32%	45%
Sonavox Canada, Inc.	33%	21%	14%	19%
Actiway Industrial Co.	19%	17%	52%	19%

11 -
RELATED PARTY TRANSACTIONS

One of the Company’s shareholders is also a note holder and a minority shareholder of a major supplier to the Company. This shareholder is a note holder who also owns 2,590,098 shares of the Company’s common stock and is a minority shareholder in Eminence Speaker, LLC, a major supplier to the Company.

12 -
OTHER ASSETS

Other assets consist of patents and trademarks related to the ButtKicker products. The assets are being amortized over 10 years based on the estimated useful lives of the patents and trademarks. Amortization of the intangible assets, which is included in general and administrative expenses, was $3,654 for the periods ended June 30, 2013 and 2012. The estimated future amortization expense for intangible assets is approximately $7,000 per year for 2013 and 2014, $6,000 in 2015 and 2016, and $2,200 thereafter.

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

14 -
SUBSEQUENT EVENTS

Since June 30, 2013, the Company has sold shares of stock and paid for services provided for a total of 375,000 shares of stock and 375,000 warrants at a price range of $.16 to $.20 per share. A total of 62,500 shares and 62,500 warrants were issued to pay for $20,000 services. Total cash raised from stock and warrant sales was $50,000. The stock warrants that were issued as a part of stock sales and were issued to pay for services are exercisable at $.24 per share.

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

Accounts receivable are uncollateralized customer obligations due under normal trade terms generally requiring payment within 30 days from the invoice date. The Company recorded an allowance of approximately $4,600 at June 30, 2013 and December 31, 2012.

Inventory
Inventory, consisting of finished goods, is stated at the lower of cost or market. Cost is determined using the weighted average method. Inventory that is determined to be obsolete or not sellable is expensed immediately. The Company recorded a reserve for obsolete items of $10,415 at June 30, 2013 and December 31, 2012.

Revenue Recognition
The Company recognizes revenue from the sale of its products when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed and determinable, and collectability is reasonably assured.

Deferred Revenue
The Company received prepayment for products from some of its customers as the Company requires prepayment before goods are shipped to almost all international customers. As of June 30, 2013 and December 31, 2012 the Company had deferred revenue of $74,945 and $129,385, respectively. The Company recognizes revenue and decreases deferred revenue in accordance with the revenue recognition policy.

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

There were no uncertain tax positions at June 30, 2013 or December 31, 2012, as the Company’s tax positions for open years meet the recognition thresholds of more likely than not to be sustained upon examinations. Tax returns for the years 2009 through 2012 are currently open to examination. Tax returns prior to 2009 are no longer subject to examination by tax authorities.

Shipping and Handling
Shipping and handling costs of approximately $70,459 and $70,629 for the periods ending June 30, 2013 and 2012, respectively, are included in general and administrative expenses in the statements of operations.

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

Six months ended June 30, 2013

All references below to per share and shares of Common Stock of the Company reflect the reorganization.

Results of Operations
Revenue decreased $119,361 or 11.1%, to $953,610 for the six months ended June 30, 2013, compared to revenue of $1,072,971 for the six months ended June 30, 2012. During the six months ended June 30, 2013, the Company did not significantly change our product line, our distributions channels or our pricing. Since revenues increased in the three months ending June 30, 2013 compared to the three months ending June 30, 2012, Management believes the decrease in revenues for the six months ending June 30, 2013 is attributable to: the sizeable, year-long stocking order from an OEM customer that occurred in the three months ending March 31, 2012, and the three months ending March 31, 2013 did not have a stocking order of that magnitude. The Company experienced sales volumes increases in the three months ending June 30, 2013 of $84,350 compared to the three months ending June 30, 2012 and expects this trend to continue throughout the remainder of 2013 due to an increase in organic growth and an increase in advertising and marketing expenses.

Cost of goods sold decreased $70,534, or 11.4%, to $550,995, for the six months ended June 30, 2013, compared to cost of goods sold of $621,489 for the six months ended June 30, 2012. The 11.4% decrease in the cost of goods sold for the six months ending June 30, 2013 corresponds closely with the 11.1% decrease in revenue for the same time period, but is slightly lower due to variations in the sales mix of products sold as the profit margin on some products are slightly lower.

Gross profit decreased by $48,827 or 10.8% to $402,655 for the six months ended June 30, 2013, compared to gross profit of $451,482 for the six months ended June 30, 2012. Our gross margin percentage changed very little as it increased to 42.2% for the six months ended June 30, 2013 compared to 42.1% for the six months ended June 30, 2012.

General and administrative expenses increased $45,994, or 5.6%, to $868,635 for the six months ended June 30, 2013, compared to general and administrative expenses of $822,641 for the six months ended June 30, 2012. Significant variations within the general and administrative expenses were as follows:

	June 30, 2013	June 30, 2012	Increase (Decrease)
Payroll expense	$328,278	$203,325	$124,953
Stock warrant expense	22,980	$134,711	$(111,731)
Advertising and marketing	53,671	14,807	38,864
Professional fees	221,283	235,668	(14,385)
Travel and entertainment	19,485	31,410	(11,925)
All other general & admin. expenses	222,938	202,720	20,218
	$868,635	$822,641	$45,994

Payroll expense increased by $124,953 due primarily to $69,759 in additional expense in 2013 for the cost of employee stock option plan. Other factors that combined to make up the remaining payroll expense increase of $55,194 were: the addition of a sales manager in March 2013, the annual increase in wages of some employees in January of 2013, and less salary being allocated to research and development in the first half of 2013 than in the first half of 2012.

Stock warrant expense decreased by approximately $111,731 in the six months ended June 30, 2013 compared to the six months ended June 30, 2012 due to the charge to expense for stock warrants issued to note holders relating to the terms of certain debt instruments in the first quarter of 2012.

Advertising increased by $38,864 in the six months ended June 30, 2013 compared to the six months ended June 30, 2012 due primarily to $31,717 in merchandise that was provided at no charge to Warner Brothers for promotional purposes in June of 2013.

Professional fees decreased $14,385 in the six months ended June 30, 2013 compared to the six months ended June 30, 2012, primarily due to a decrease in investor relations consulting expenses.

Travel and entertainment expense decreased $11,925 in the six months ended June 30, 2013 compared to the six months ended June 30, 2012, primarily to less travel related to international sales and sourcing during the six months ending June 30, 2013.

Research and development expenses decreased $48,724 to $23,617 for the six months ended June 30, 2013, compared to $72,341 for the six months ended June 30, 2012. In 2012, field testing of our patented “ButtKicker Live!” broadcast technology took place in the first and second quarters of the year with a professional sports team. In 2013, the field testing of our patented “ButtKicker Live!” broadcast technology began in the second quarter with a professional sports team and is planned to continue through the remainder of the year.

Loss from operations increased by $46,097 or 10.4% for the six months ended June 30, 2013 to $489,597 as compared to $443,500 for the six months ended June 30, 2012. The increase was caused by the increase in general and administrative expense and the increase in Gross Profit of $48,827, partially offset by the decrease in research and development expense of a $48,724.

Interest expense decreased $35,420 or 26.1%, to $100,232 for the six months ended June 30, 2013, compared to interest expense of $135,652 for the six months ended June 30, 2012. The decrease was due primarily to the conversion of debt to equity, as illustrated in Notes to the Financial Statements, Note number 7, and the refinancing of the Ohio innovation loan in December of 2012.

Our net loss increased $10,676 for the six months ended June 30, 2013. We had net loss of $589,790 (or basic and diluted net loss per share of $0.008) for the six months ended June 30, 2013, compared to net loss of $579,114 (or basic and diluted net loss per share of $0.009) for the six months ended June 30, 2012. The decrease was caused  by the increase in general and administrative expense and a decrease in Gross profit, mostly offset by the decrease in research and development expense, and interest expense.

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

	For the six months ended:
	June 30,	June 30,
	2013	2012
Net Loss	$(589,790)	$(579,114)
Adjustments
Interest Expense	100,232	135,652
Depreciation and Amortization	5,876	6,451
Taxes	-	-
EBITDA	(483,682)	(437,011)

EBITDA decreased $46,671 or 10.7% to $(483,682) for the six months ended June 30, 2013, compared to EBITDA of $(437,011) for the six months ended March 31, 2012. The decrease in 2013 EBITDA was caused by the increase in general and administrative expense and the decrease in Gross margin offset partially by the decrease in research and development expense and interest expense.

Three months ended June 30, 2013 and June 30, 2012

Results of Operations

Revenue increased $84,350 or 24.5%, to $428,183 for the three months ended June 30, 2013, compared to revenue of $343,833 for the three months ended June 30, 2012. Management believes our increase in revenues is primarily attributable to an increase in organic growth due to word of mouth and customer referrals which have resulted in an increased demand for ButtKicker brand products.

Cost of goods sold increased $45,289, or 22.8%, to $244,337 for the three months ended June 30, 2013, compared to cost of goods sold of $199,048 for the three months ended June 30, 2012. The 22.8% increase in the cost of goods sold for the three months ending June 30, 2013, corresponded closely to the 24.53% increase in revenue for the same time period. The slight variation was due to more higher margin goods being sold in the three months ending June 30, 2013 compared to June 30, 2012.

Gross profit increased by $39,061 or 27% to $183,846 for the three months ended June 30, 2013 compared to gross profit of $144,785 for the three months ended June 30, 2012. The 27% increase in Gross profit was due to more higher margin goods being sold in the three months ending June 30, 2013 compared to June 30, 2012.

General and administrative expenses increased $97,919, or 29.6%, to $429,209 for the three months ended June 30, 2013, compared to general and administrative expenses of $331,290 for the three months ended June 30, 2012. The increase was mostly due to the increase in the cost of advertising of approximately $42,000, the increase in non-cash employee stock option plan of approximately $29,000, and the increase in payroll due to the hiring of a sales manager of approximately $22,000.

Research and development expenses increased $1,332 or 6.4% to $22,324 for the three months ended June 30, 2013, compared to $20,992 for the three months ended June 30, 2012. The slight increased Research and Development expense has resulted from an increase in field testing of our patented “ButtKicker Live!” broadcast technology with a professional sports team.

Interest expense decreased $31,516 or 40.5%, to $46,399 for the three months ended June 30, 2013, compared to interest expense of $77,915 for the three months ended June 30, 2012. The decrease was due primarily to the conversion of debt to equity as illustrated in Notes to the financial statements, Note number 7 and the refinancing of the Ohio innovation loan in December of 2012.

Our net loss increased $28,679 for the three months ended June 30, 2013. We had net loss of $314,053 (or basic and diluted net loss per share of $0.004) for the three months ended June 30, 2013, compared to net loss of $285,374 (or basic and diluted net loss per share of $0.004) for the three months ended June 30, 2012.

Liquidity and Capital Resources

Total current assets were $1,196,365 as of June 30, 2013, consisting of cash of $472,693, net accounts receivable of $138,237, inventory of $542,145 and prepaid and other current assets of $43,290. Current assets increased by $335,328 or 38.9% compared to current assets of $861,037 as of December 31, 2012 mainly due to the increase in cash which resulted from the sale of the Company’s stock and warrants in the six months ending June 30, 2013.

Total current liabilities were $2,553,566 as of June 30, 2013, consisting of accounts payable of $632,111, accrued expenses of $415,637, current maturities of long-term debt of $1,391,350, deferred revenue of $74,945 and other current liabilities of $39,523. Current liabilities increased by $111,911 or 4.6% compared to current liabilities of $2,441,655 as of December 31, 2012 mainly due to the increase in the current portion of long-term debt to related parties.

The working capital deficit decreased by $223,417 or 14.1% to $(1,357,201) for the six months ending June 30, 2013 compared to the working capital deficit of $(1,580,618) at December 31, 2012.

Cash Flows during the Six Months Ended June 30, 2013

During the six months ended June 30, 2013 we had a net increase in cash and cash equivalents of $393,557 primarily consisting of net cash provided by financing activities of $895,412 partially offset by net cash used in operating activities of $501,855.

Net cash used in operating activities was $501,855 for the six months ended June 30, 2013, consisting of an increase in: accounts receivable of $117,226 and decreases in: accounts payable and accrued expenses of $133,220, inventory of $87,106, prepaid expenses of $88,349, and deferred revenue of $54,440. These changes were reduced by net loss of $589,790 which had adjustments for depreciation and amortization of $15,876, stock-based compensation of $119,771, and employee stock options of $81,719.

Net Cash used in investing activities was $0 for the six months ended June 30, 2013.

Net cash provided by financing activities was $895,412 for the six months ended June 30, 2013, consisting of net proceeds from the sale of stock and warrants of $935,625, proceeds from options exercised of $300, and the payment of debt of $40,513.

The Company also expects to need approximately $2,136,000 of cash to purchase inventory: $1,094,000 within the next six months and $1,042,000 more within the succeeding 6 months. We estimate that for the next 12 months we will also need $500,000 for debt service.  The Company expects to generate the majority of these funds from operations.

The Company historically has incurred net losses, negative cash flows from operating activities, and has an accumulated deficit of approximately $8,490,000 at June 30, 2013.  In addition, at June 30, 2013 the Company had a cash balance of approximately $473,000 and working capital deficiency of approximately $1,360,000.  Although the working capital deficiency has improved by approximately $1,970,000 since December 31, 2011, in both the near and long term, without additional financing, the Company is and will be in an illiquid position. The Company received cash through the sales of Common Stock and warrants to purchase Common Stock in the amount of $150,000 in the third quarter of 2011, $250,000 in the fourth quarter of 2011, $375,000 in the first quarter of 2012, $770,000 in the second quarter of 2012, $540,000 in the third quarter of 2012, $250,000 in the first quarter of 2013 and an additional $675,000 in the second quarter of 2013.  The Company believes that its operations, exclusive of any research and development costs, can become operationally cash flow positive on an ongoing basis by the end of the fourth quarter of 2013, assuming the Company raises additional capital of $750,000 through the timely sales of stock.  The Company believes that the receipt of additional equity will enable it to  purchase adequate inventory to meet its existing sales demand and to be able to increase sales through advertising and marketing related activities. There is no assurance that the Company will have any additional sales of stock or that the Company will be able to become operationally cash flow positive.

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

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including Mark Luden, the Company's Chief Executive Officer ("CEO") and Richard Conn, the Company's Chief Financial Officer ("CFO") (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2013 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure, due to the material weaknesses described below.

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

Changes in Internal Controls

During the six months ended June 30, 2013, there were no significant changes in internal controls of the Company, or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six month period ended June 30, 2013, the company sold 5,218,750 shares of stock and warrants (one share of stock and one warrant equals one unit) as a part a private placement memorandum; 1,000,000 of the units were sold for $.25 per unit with the stock warrants exercisable at $.36 per share and 4,218,750 of the units were sold to existing private placement investors for $.16 per unit with the stock warrants exercisable at $.24 per share.  Additionally, stock options and warrants were exercised for the purchase of 593,662 shares at a purchase price ranging from $.0032 to $.021  per share.  During the year ended December 31, 2012, the Company sold 6,740,000 shares of stock and warrants as a part of a private placement memorandum for $.25 per share.  Additionally, stock options were exercised for the purchase of 531,206 shares  at $.0032 per share. The stock warrants were issued as a part of stock sales and are exercisable at $.36 per share. The total cash raised was $935,925 and $1,685,000 for the first six months of 2013 and the year ended December 31, 2012, respectively.

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

Exhibit No.	Date of Document	Name of Document

2.0*	May 17, 2011	Agreement and Plan of Reorganization
3.0*	March 3, 1990	Articles of Incorporation of Guitammer-Ohio
3.1*	June 6, 2005	Certificate of Amendment of Guitammer- Ohio
3.2*	June 17, 2005	Certificate of Amendment of Guitammer- Ohio
3.3*		Code of Regulations of Guitammer - Ohio
3.4*	May 17, 2011	Articles of Incorporation of Guitammer- Nevada
3.5*		Bylaws of Guitammer - Nevada
4.0*	Sept. 30, 1999	1999 Non-Qualified Stock Option Plan, as amended
4.1*		Form of Option Agreement
4.2*	June 17, 2005	2005 Amendment to1999 Non-Qualified Stock Option Plan
4.3**	July 14, 2011	Form of Warrant issued to The Walter J. Doyle Trust
4.4**	July 14, 2011	Form of Warrant issued to Standard Energy Company
10. 1*	Nov. 1, 2002	Richard B. Luden $82,000 Note
10.1A#	Dec 21, 2011	Richard Luden Conversion Agreement 82K
10.2*	May 13, 2005	Note Purchase Agreement—Walter Doyle, John O. Huston and Eric Roy
10.3*	Sept.1, 2007	First Amendment To Note Purchase Agreement—Walter Doyle, John O. Huston and Eric Roy
10.4*	May 13, 2005	Walter J. Doyle $150,000 Note
10.4A*	September 1, 2007	Amended and Restated Walter Doyle Note
10.4B###	January 31, 2012	Walter Doyle 150k Jan 31 2012 Note Conversion Agreement
10.5*	May 13, 2005	Eric Roy $100,000 Note
10.5A*	March 28, 2011	Agreement to Convert An Existing Note—Eric P. Roy
10.5B*	September 1, 2007	Eric Roy 9.4 Stock Options on 100K 0901207note
10.5C*	May 13, 2005	Eric Roy 16 stock options 05132005
10.5D*	May 13, 2006	Eric Roy 16 Stock options 05132006
10.5E*	September 1, 2007	Amended and Restated Eric Roy Note
10.5F###	January 31, 2012	Eric Roy Jan 31 2012 Note Conversion Agreement
10.6*	May 13, 2005	John O. Huston $50,000 Promissory Note
10.6A*	September 1, 2007	John O. Huston 4.7 Stock options 09012007
10.6B*	May 13, 2005	John O. Huston 8 Stock Options 05132005
10.6C*	May 13, 2006	John O. Huston 8 Stock Options 05132006

10.6D*	September 1, 2007	Amended and Restated John O. Huston Promissory Note
10.6E###	January 31, 2012	John Huston Jan 31 2012 Note Conversion Agreement
10.7*	June 29, 2005	Note Purchase Agreement—Walter Doyle, Andrea L. Levenson and Gust Van Sant
10.8*	September 1, 2007	First Amendment To Note Purchase Agreement—Walter Doyle, Andrea L. Levenson and Gust Van Sant
10.9*	June 29, 2005	Walter J. Doyle $50,000 Promissory Note
10.9A*	September 1, 2007	Amended and Restated Walter Doyle Note
10.9B###	January 31, 2012	Walter Doyle 50K Jan 31 2012 Note Conversion Agreement
10.10*	June 29, 2005	Andrea Lerner Levenson $50,000 Promissory Note
10.10A*	September 1, 2007	Andrea Lerner Levenson 4.7 Stock Options on 50K 09012007 note
10.10B*	June 29, 2006	Andrea Lerner Levenson 8 stock options 62920006
10.10C*	June 29, 2005	Andrea Lerner Levenson 8 stock options 06292005
10.10D*	September 1, 2007	Amended and Restated Andrea L. Levenson Promissory Note
10.10E###	January 31, 2012	Andrea Levenson Jan 31 2012 Note Conversion Agreement
10.11*	June 29, 2005	Gust Van Sant $50,000 Promissory Note
10.11A*	September 1, 2007	Gust Van Sant 4.7 Stock Options on 50K 09012007 note
10.11B*	June 29, 2005	Gust Van Sant 8 Stock Options 06292005
10.11C*	June 29, 2006	Gust Van Sant 8 Stock Options 06292006
10.11D*	September 1, 2007	Amended and Restated Gust Van Sant Promissory Note
10.11E###	January 31, 2012	Gus Van Sant Jan 31 2012 Note Conversion Agreement
10.12*	July 19, 2005	Promissory Note --Opal Private Equity Fund, LP
10.12A*	September 1, 2007	Opal Private Equity Stock Warrants on 100K note
10.12B*	July 19, 2005	Opal 16 Stock Warrants 07192005
10.12C*	July 19, 2006	Opal 16 Stock Warrants 07192006
10.12D*	September 1, 2007	Amended and Restated Opal Promissory Note
10.13*	September 1, 2007	First Amendment To Note Purchase Agreement--Opal Private Equity Fund, LP
10.14*	July 19, 2005	Opal Private Equity Fund, LP $100,000 Note Purchase agreement
10.15*	July 3, 2005	Forest Capital $250,000 Working Capital Loan and Consulting Agreement
10.15A*	January 1, 2010	Forest Capital 214.7 options 01012010
10.15B#	December 21, 2011	Forest Capital Amended loan agreement 150k
10.15C##	February 1, 2012	Addendum to Conversion and Amended Loan Agreement with Forest Capital
10.15D&&	December 21, 2011	Forest Capital Conversion Agreement 250K
10.16*	May 5, 2003	Thelma Gault $800,000 Loan and Option Agreement
10.17*	January 31, 2008	First Amendment To Thelma Gault $800,000 Loan Agreement
10.18*	February 28, 2009	Second Amendment To Thelma Gault $800,000 Loan Agreement
10.19*	January 31, 2008	Thelma Gault $800,000 Amended and Restated Promissory Note
10.20*	November 18, 2010	Thelma Gault Subordination Agreement 1st Lien carve out
10.21*	March 9, 2009	Credit Facilitation Agreement—Walter J. Doyle Trust and Julie E. Jacobs Trust
10.21A*	February 26, 2009	Merrill Lynch Loan Application and acceptance

10.21B*	March 2009	Merrill Lynch Loan agreement
10.21C*	December 1, 2009	Revised Merrill Lynch Loan agreement
10.21D&&	December 21, 2011	Jacobs Trust Fee conversion agreement on 200k loan
10.21E&&	December 21, 2011	Doyle Trust Fee Conversion Agreement on 200k loan
10.22*	April 25, 2008	Ohio Innovation Loan Agreement
10.23*	April 25, 2008	Ohio Innovation Loan Security Agreement
10.24*	September 11, 2008	Ohio Innovation Loan Modification Agreement
10.24A*	September 17, 2009	Ohio Innovation Loan Modification Agreement 2nd mod
10.24B*	November 24, 2010	Ohio Innovation Loan Modification Agreement 3rd mod
10.24C%%	December 1, 2012	Ohio Innovation Loan Modification Agreement 4th Mod
10.24D%%	December 1, 2012	Ohio Innovation Loan Modification Agreement 5th Mod
10.25*	November 29, 2010	Ohio Innovation Loan Subordination Agreement
10.25A*	April 25, 2008	Ohio Innovation Loan Intercreditor agreement
10.25B*	April 25, 2008	Ohio Innovation Loan Cognovit promissory note
10.26*	April 7, 2010	Julie E. Jacobs Trust $100,000 Loan Agreement
10.26A#	December 21, 2011	Jacobs Trust Interest Conversion Agreement on 100K loan
10.26B#	December 21, 2011	Jacobs Trust Amended loan agreement 100K loan
10.27*	October 4, 2010	Amendment To Julie E. Jacobs Trust $100,000 Loan Agreement
10.28*	January 11, 2011	Joseph Albert $100,000 Convertible Promissory Note
10.29*	January 11, 2011	Joseph Albert $100,000 Convertible Promissory Note Extension Agreement
10.29B&&&	June 8, 2012	Joseph Albert Note Conversion Agreement
10.30*		Joseph Albert 50,000 Common Stock Purchase Warrants
10.30A*		Joseph Albert 100,000 Common Stock Purchase Warrants
10.30B&&&	June 8, 2012	Joseph Albert 150,000 Common Stock purchase Warrants
10.31*	October 5, 2010	Standard Energy Company $100,000 Loan Agreement and Promissory Note
10.31A#	December 21, 2011	Standard Energy Note Conversion Agreement
10.31B##	February 1, 2012	Addendum to Note Conversion Agreements with Standard Energy Company
10.32*	October 11, 2010	Doyle Trust $25,000 Promissory Note
10.32A*	October 5, 2010	Doyle Trust $25,000 Loan Agreement
10.32B##	February 1, 2012	Addendum to Note Conversion Agreements with The Walter J. Doyle Trust
10.32C&&	December 21, 2011	Doyle Trust Note Conversion Agreement 25K
10.33*	November 12, 2010	Walter J. Doyle Trust and Julie E. Jacobs Trust Inventory Financing Agreement
10.33A*	November 12, 2010	Jacobs Trust Stock 82.8 Options
10.34*	November 12, 2010	Walter J. Doyle Trust $150,000 Promissory Note
10.34A#	December 21, 2011	Doyle Trust Conversion Agreement 150K
10.34B##	February 1, 2012	Addendum to Note Conversion Agreements with The Walter J. Doyle Trust
10.35*	November 12, 2010	Standard Energy Company $150,000 Promissory Note
10.35A#	December 21, 2011	Standard Energy Note Conversion Agreement 100k
10.35B##	February 1, 2012	Addendum to Note Conversion Agreements with Standard Energy Company
10.36*	February 2, 2011	Robison Note Extension Agreement
10.36A*	July 10, 2010	Robison original promissory note
10.37*	February 2, 2011	Robison $50,000 Convertible Promissory Note
10.37A&&&	June 22, 2012	Robison Note Conversion agreement
10.38*		Robison Common Stock Purchase Warrants for 50,000 shares and 25,000 shares

10.38A&&&	June 22, 2012	Robison Common Stock Purchase Warrants for 75,000 shares
10.39*	February 24, 2011	Carl A. Generes $35,000 Promissory Note
10.40*	July 13, 2009	Lease Modification Agreement
10.40A*	January 18, 2006	Lease Agreement – original
10.40B **	April 10, 2008	First Lease Agreement Amendment
10.40C***	August 11, 2011	(Second) Lease Modification Agreement
10.41&&	November 16, 2011	Watters Agreement November 2011
10.41A ****	February 9, 2012	Extension to Watters agreement January to March 2012
10.42&&	December 5, 2011	Jeff Paltrow dba Litehouse Capital Contractual Agreement December 2011
10.43&&	December 19, 2012	Cervelle Group marketing Agreement December 2011
10.44****	February 10, 2012	Ertman agreement January to March 2012
21.1*		List of Subsidiaries of the Registrant

31.1 >>	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 >>	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 >>	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 >>	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS *****	XBRL Instance Document

101.SCH *****	XBRL Taxonomy Extension Schema Document

101.CAL *****	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *****	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *****	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *****	XBRL Taxonomy Extension Presentation Linkbase Document
_______________________________________
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

%% Filed with the SEC on March 14, 2013

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

The Guitammer Company
(Registrant)

Date: August 13, 2013	By:	/s/ Richard E. Conn
Richard E. Conn
Chief Financial Officer