Form 10-Q
period 2013-09-30
Guitammer Co
filed 2013-11-14
CIK 1334126

UNITED STATES	OMB APPROVAL
SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q	OMB Number: 3235-0070 Expires: January 31, 2013 Estimated average burden hours per response . . ..... .187.2

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

As of November 11, 2013, 77,780,248 shares of Common Stock were outstanding.

The Guitammer Company

THE GUITAMMER COMPANY

CONSOLIDATED BALANCE SHEETS

	(unaudited)
	September 30,	December 31,
	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$146,469	$79,136
Accounts receivable, net	58,039	21,011
Inventory, net	475,880	629,251
Prepaid expenses and other current assets	28,277	131,639
Total current assets	708,665	861,037

Property and equipment, net	128,452	12,208
Deferred financing costs, net	43,336	58,336
Other assets, net	23,299	28,780
Total Assets	$903,752	$960,361

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Line of credit	$39,523	$39,523
Accounts payable	574,928	742,451
Accrued expenses	403,032	459,168
Deferred revenue	68,910	129,385
Current portion of long-term debt - related parties	834,352	517,004
Current portion of long-term debt - non-related parties	558,499	554,124
Total current liabilities	2,479,244	2,441,655

Long-term debt, net of current portion - related parties	-	317,348
Long-term debt, net of current portion - non related parties	325,280	391,018
Total Liabilites	2,804,524	3,150,021

Commitments	-	-

Stockholders' deficit
Common stock, par value of $.001, 150,000,000 shares authorized;
76,780,248 and 68,779,482 shares issued and outstanding at
September 30, 2013 and December 31, 2012, respectively	76,780	68,780
Additional paid-in capital	7,032,738	5,641,492
Accumulated deficit	(9,010,290)	(7,899,932)
Total Stockholders' deficit	(1,900,772)	(2,189,660)
Total Liabilities and Stockholders' deficit	$903,752	$960,361

See accompanying Notes to Condensed Consolidated Financial Statements.

THE GUITAMMER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Total revenue	$347,062	$555,115	$1,300,671	$1,628,086

Cost of goods sold	229,751	329,965	780,706	951,453
Gross profit	117,311	225,150	519,965	676,633

Operating expenses
General and administrative	419,107	409,024	1,287,742	1,231,665
Research and development	171,939	2,850	195,556	75,191
	591,046	411,874	1,483,298	1,306,856

Loss from operations	(473,735)	(186,724)	(963,333)	(630,223)

Other income (expense)
Interest expense	(46,859)	(74,872)	(147,091)	(210,524)
Interest income	26	4	66	42
	(46,833)	(74,868)	(147,025)	(210,482)

Loss before provision for income taxes	(520,568)	(261,592)	(1,110,358)	(840,705)

Provision for income taxes	-	-	-	-
Net loss	$(520,568)	$(261,592)	$(1,110,358)	$(840,705)

Basic and diluted loss per share	$(0.007)	$(0.004)	$(0.015)	$(0.013)

Basic and diluted weighted average common shares outstanding	75,732,015	66,626,004	72,432,878	63,659,512

See accompanying Notes to Condensed Consolidated Financial Statements.

THE GUITAMMER COMPANY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

NINE MONTHS ENDED SEPTEMBER 30, 2013 AND YEAR ENDED DECEMBER 31, 2012
(UNAUDITED)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2012	56,428,039	$56,428	$3,076,666	$(6,827,964)	$(3,694,870)

Common stock and warrants issued in connection with debt retirement	4,319,906	4,321	527,173	-	531,494

Employee stock options issued vesting over 3 years	-	-	41,002	-	41,002

Warrants issued in connection with debt requirements	-	-	134,741	-	134,741

Common Stock and warrants issued for services	760,331	760	182,479	-	183,239

Options exercised for common stock purchase	531,206	531	1,171	-	1,702

Common stock and warrants issuance	6,740,000	6,740	1,678,260	-	1,685,000

Net loss	-	-	-	(1,071,968)	(1,071,968)
Balance, December 31, 2012	68,779,482	$68,780	$5,641,492	$(7,899,932)	$(2,189,660)

Common stock and warrants issued to retire accrued interest	82,604	82	20,569	-	20,651

Employee stock options issued vesting over 3 years	-	-	117,587	-	117,587

Common stock and warrants issued for services	762,000	762	147,759	-	148,521

Options/warrants exercised for common stock purchase	906,162	906	11,581	-	12,487

Common stock and warrants issuance	6,250,000	6,250	1,093,750	-	1,100,000

Net loss	-	-	-	(1,110,358)	(1,110,358)
Balance, September 30, 2013	76,780,248	$76,780	$7,032,738	$(9,010,290)	$(1,900,772)

See accompanying Notes to Condensed Consolidated Financial Statements.

THE GUITAMMER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(UNAUDITED)

	2013	2012
Cash flows from operating activities
Net loss	$(1,110,358)	$(840,705)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation and amortization	18,567	9,709
Amortization of deferred financing fees	15,000	16,029
Stock and warrants issued for services	148,521	180,989
Warrants issued in connection with debt requirements	-	134,741
Employee stock options	117,587	19,136

Changes in assets and liabilities
Accounts receivable	(37,028)	(130,004)
Inventory	153,371	(436,375)
Prepaid expenses	103,362	(123,789)
Accounts payable and accrued expenses	(203,008)	(170,566)
Deferred revenue	(60,475)	59
Net cash used in operating activities	(854,461)	(1,340,776)

Cash flows from investing activities
Purchase of property and equipment	(129,330)	(3,850)
Net cash used in investing activities	(129,330)	(3,850)

Cash flows from financing activities
Proceeds from stock	1,100,000	1,685,000
Proceeds from options and warrants exercised	12,487	100
Proceeds from debt	-	524
Payment of debt	(61,363)	(180,061)
Net cash provided by financing activities	1,051,124	1,505,563

Net increase in cash and cash equivalents	67,333	160,937
Cash and cash equivalents, beginning of period	79,136	55,132
Cash and cash equivalents, end of period	$146,469	$216,069

Supplemental disclosure of cash flow information
Cash paid during the period for
Interest	$77,034	$145,406
Income taxes	-	-

Supplemental disclosure of non-cash investing and financing activities

Stock issued for conversion of notes payable, accounts payable, and accrued interest	$20,651	$531,494

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

Accounts receivable are uncollateralized customer obligations due under normal trade terms generally requiring payment within 30 days from the invoice date. The Company recorded an allowance of approximately $4,600 at September 30, 2013 and December 31, 2012.

1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventory
Inventory, consisting of finished goods, is stated at the lower of cost or market. Cost is determined using the weighted average method. Inventory that is determined to be obsolete or not sellable is expensed immediately. The Company recorded a reserve for obsolete items of $10,415 at September 30, 2013 and December 31, 2012.

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

Equipment and electronics	2 - 7 years
Vehicles	4 years
Furniture and fixtures	7 years
Leasehold improvements	Shorter of lease terms or 7 years

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

Deferred Revenue
The Company received prepayment for products from some of its customers as the Company requires prepayment before goods are shipped to all international customers. As of September 30, 2013 and December 31, 2012 the Company had deferred revenue of $68,910 and $129,385, respectively. The Company recognizes revenue and decreases deferred revenue in accordance with the revenue recognition policy.

1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

There were no uncertain tax positions at September 30, 2013 or December 31, 2012, as the Company’s tax positions for open years meet the recognition thresholds of more likely than not to be sustained upon examinations. When necessary, the Company would accrue penalties and interest related to unrecognized tax benefits as a component of income tax expense. Tax returns for the years 2010 through 2012 are currently open to examination. Tax returns prior to 2010 are no longer subject to examination by tax authorities.

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

The carrying amount reported in the balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of the long term debt and revolving line of credit at September 30, 2013 and December 31, 2012 approximated the carrying amount based on interest rates that were close to market rates or being close to maturity and were determined on a Level 2 measurement.

The Black-Scholes valuation model is used to estimate the fair value of the warrants. The significant assumptions considered by the model were the remaining term of the warrants, the fair value per share stock price of $.18 and $.16, a risk free treasury rate for 1.75 years and 2.5 years of .273% and .305% at September 30, 2013 and December 31, 2012, respectively and an expected volatility of 60%. At September 30, 2013 and December 31, 2012, the fair value of warrants were determined on a Level 2 measurement.

1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising
Costs of advertising and marketing are expensed as incurred including the cost of making commercials. Advertising and marketing costs were $174,540 and $36,461 for the periods ending September 30, 2013 and 2012, respectively.

Shipping and Handling
Shipping and handling costs of approximately $89,405 and $115,670 for the periods ending September 30, 2013 and 2012, respectively, are included in general and administrative expenses in the statements of operations.

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

	September 30,	December 31,
	2013	2012

Potentially dilutive securities:
Outstanding time-based stock options	40,855,123	44,725,371
Outstanding time-based warrants	17,109,428	11,273,178

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

2 - GOING CONCERN

The Company has incurred net losses, negative cash flows from operating activities, and has an accumulated deficit of approximately $9,010,000 at September 30, 2013. In addition, at September 30, 2013 the Company had a cash balance of approximately $146,000 and working capital deficiency of approximately $1,771,000. The Company has relied upon cash from its financing activities to fund its ongoing operations as it has not been able to generate sufficient cash from its operating activities in the past and there is no assurance it will be able to do so in the future. Unless the Company can obtain additional cash resources, these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

3 - PROPERTY AND EQUIPMENT, NET

	September 30,	December 31,
	2013	2012
Equipment and electronics	$169,696	$108,755
Vehicles	35,043	-
Furniture and fixtures	20,257	20,257
Leasehold improvements	12,313	12,313
	237,309	141,325

Less accumulated depreciation	(108,857)	(129,117)
Property and equipment, net	$128,452	$12,208

Depreciation expense for the three month period and nine month periods ended September 30, 2013 was $10,864 and $13,086 respectively. Depreciation expense for the three month period and nine month period ended September 30, 2012 was $1,430 and $4,227 respectively.

4 - DEFERRED FINANCING COSTS, NET

	September 30,	December 31,
	2013	2012
Deferred financing costs	$139,990	$139,990
Less Accumulated Amortization	(96,654)	(81,654)
Deferred financing costs, net	$43,336	$58,336

Amortization expense for Deferred Financing Costs for the three month period and nine month period ended September 30, 2013 was $5,000 and $15,000, respectively. Amortization expense for the three month period and nine month period ended September 30, 2012 was $5,343 and $16,029 respectively. In December 2012, the Ohio Innovation Loan was modified and the Company incurred approximately $35,000 in financing costs which will be amortized over the remaining life of the loan.

5 - LINE OF CREDIT

The Company has entered into an unsecured line of credit arrangement with Key Bank, which carries a maximum possible loan balance of $40,000 at an annual interest rate of 6.25% and is due on demand. As of September 30, 2013 and December 31, 2012, the Company had borrowed $39,523.

6 - ACCRUED EXPENSES

 Accrued expenses consisted of the following at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Accrued payroll	$22,056	$36,118
Accrued interest	161,946	184,008
Warrant liability	170,378	179,771
Miscellaneous accrued expenses	48,652	59,271
	$403,032	$459,168

As more fully described in footnote 8, the Company has recorded a warrant liability of $170,378 and $179,771 as of September 30, 2013 and December 31, 2012, respectively, which is based on the Black-Scholes valuation model to estimate the fair value of the warrants. The significant assumptions considered by the model were the remaining term of the warrants, the fair value per share stock price of $.18 and $.16, a risk free treasury rate for 1.75 years and 2.5 years of .273% and .305% at September 30, 2013 and December 31, 2012, respectively and an expected volatility of 60%.

7 - DEBT

Debt payable to related parties is as follows:

	September 30,	December 31,
	2013	2012

Note payable to Forest Capital, an affiliate of the Walter J. Doyle Trust, a stockholder, in the original amount of $250,000 at an annual interest rate of 10%. Effective December 13, 2009, the annual interest rate increased to 20%. On December 21, 2011, $100,000 of the note was converted to shares of stock at a price of $.25 per share and the note was amended decreasing the annual interest rate to 8% with interest payable annually on January 3rd and with the principal balance due on January 3, 2014.	$150,000	$150,000

Note payable to Julie E. Jacobs Trust in the original amount of $100,000 at an annual interest rate of 20%. Effective September 26, 2010, the annual interest rate increased to 30% with the note payable on demand. On December 21, 2011, note was amended decreasing the annual interest rate to 8% with interest payable annually on January 3rd and with the principal balance due on January 3, 2014.	100,000	100,000

Note payable to Thelma Gault, a stockholder, in the original amount of $800,000 at an interest rate of 10%. The loan is collateralized by all assets of the Company, and on April 25, 2008 signed an agreement in which her collateralization is shared with the State of Ohio. On November 18, 2010, Thelma Gault signed an agreement subordinating up to $700,000 of debt to the Walter Doyle Trust and the Julie Jacobs Trust and to Standard Energy through the Julie Jacobs Trust. Note is due on June 1, 2014.	584,352	584,352

Total debt payable to related parties	$834,352	$834,352
Less current portion of debt payable to related parties	834,352	517,004
Long term debt payable to related parties	$-	$317,348

7 - DEBT (Continued)

	September 30,	December 31,
	2013	2012
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
	$412,071	$472,771

Notes payable to Merrill Lynch in the original amount of $400,000, with interest payable at Libor plus .56%. In addition, this debt is guaranteed 50% each by the Walter J. Doyle Trust and the Julie E. Jacobs Trust. As compensation for their guarantees, the trusts receive 4% per annum and share a first position lien on all assets. The note is due on demand.	396,708	397,371

Notes payable to four different investors in the original amount of $250,000 at an interest rate of 12%. On January 31, 2012, all of these notes except for a $75,000 note were converted to shares of stock at a price of $.25 per share. The $75,000 note was due June 30, 2012 and is now considered due on demand.	75,000	75,000

Other debt	$883,779	$945,142
Less current portion of debt payable to non-related parties	558,499	554,124
Long term debt payable to non-related parties	$325,280	$391,018

The principal maturities of the notes payable for the next five years and in the aggregate are as follows:

Period ending
September 30,
2014	$1,392,851
2015	93,995
2016	231,285
2017	-
2018	- -
$1,718,131

The Company is not in compliance with certain debt covenants and has not received waivers from the lender. As a result, the note payable with an outstanding balance of $75,000 is due on demand and is classified as current in the accompanying balance sheets.

7 - DEBT (Continued)

Conversion of debt
During the nine month period ended September 30, 2013 and the year ended December 31, 2012, certain debt instruments were converted to equity. Prior to conversion, some of these debt instruments were modified to include a debt conversion feature. Based on the terms of the transactions, these modifications and conversion were treated as equity transactions.

The following table lists debt that was converted during the nine month period ended September 30, 2013:

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

8 - STOCKHOLDERS’ DEFICIENCY

Stock Sales
During the first nine months of 2013, the company sold 6,250,000 shares of stock and warrants (one share of stock and one warrant equals one unit) as part of a private placement memorandum; 1,000,000 of the units were sold for $.25 per unit with the stock warrants exercisable at $.36 per share, 250,000 of the units were sold for $.20 per unit with the stock warrants exercisable at $.24 per share and 5,000,000 of the units were sold to existing private placement investors for $.16 per unit with the stock warrants exercisable at $.24 per share. Additionally, stock options and warrants were exercised for the purchase of 906,162 shares at a purchase price ranging from $.0032 to $.021 per share. During the year ended December 31, 2012, the Company sold 6,740,000 shares of stock and warrants as part of a private placement memorandum for $.25 per share. Additionally, stock options were exercised for the purchase of 531,206 shares at $.0032 per share. The stock warrants were issued as a part of stock sales and are exercisable at $.36 per share. The total cash raised was $1,112,487 and $1,685,000 for the first nine months of 2013 and the year ended December 31, 2012, respectively.

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

	Number of Options	Range of Exercise Price	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Weighted Average Grant Date Fair Value
Outstanding options as of January 1, 2012	42,068,497	$.00320 -$.02131	$.01664	6.34	$.01301
Options granted	3,600,000	$.25000	$.25000	9.77	$.22534
Options cancelled/expired	(411,920)	$.00320-$.02131	$.01006	1.88	$.00584
Options exercised	(531,206)	$.00320	$.00320	6.12	$.01844
Outstanding options as of December 31, 2012	44,725,371	$.00320 -$.25000	$.01993	6.08	$.03561
Options granted	-
Options cancelled/expired	(3,276,630)	$.02131	$.02131	-	$.01201
Options exercised	(593,618)	$.00320-$.02131	$.01819	5.78	$.02433
Outstanding options as of September 30, 2013	40,855,123	$.00320 -$.02500	$.03700	5.79	$.03277

8 - STOCKHOLDERS’ DEFICIENCY (continued)

The following table provides information about options under the Plan that are outstanding and exercisable as of September 30, 2013:

Options Outstanding			Options Exercisable
Exercise Price	As of September 30, 2013	Weighted Average Contractual Life Remaining	As of September 30, 2013
$.00320	10,056,677	6.01 years	10,056,677
$.02131	27,198,446	5.28 years	27,198,446
$.25000	3,600,000	9.02 years	360,000
	40,855,123		37,615,123

Included in the above table are 5,645,477 options to non-employees and 35,209,646 to officers, directors and employees of the Company.

Warrants
The Company has 17,109,428 and 11,273,178 warrants outstanding as of September 30, 2013 and December 31, 2012, respectively. For the nine month period ending September 30, 2013; 6,250,000 warrants were issued in connection with the sale of common stock and the Company issued 530,000 warrants in exchange for services. As a part of sales of stock and warrants to existing private placement investors in the three months ending September 30, 2013, 500,000 warrants were extended to September, 2015. For the year ended December 31, 2012; 6,740,000 warrants were issued in connection with the sale of common stock, 656,250 warrants were issued with an exercise price of $.005 relating to the terms of certain debt instruments and the Company’s also issued 680,000 warrants in exchange for services. The expiration date of 225,006 warrants was extended to July, 2014 and reduced by 6 to 225,000 warrants as a part of a debt to stock conversion agreement.

8 - STOCKHOLDERS’ DEFICIENCY (continued)

This table summarizes the activity for all warrants:

	Number of	Exercise
	Warrants	Price	Expiration Date

Outstanding Warrants from January 1, 2011	1,291,928	$.02131	July, 2015
Warrants Granted	400,000	$.36000	October, 2013
	440,000	$.36000	November, 2013
	240,000	$.36000	December, 2013
	225,000	$.25000	July, 2014
Outstanding Warrants from December 31, 2011		$.02131-	Expiration dates
	2,596,928	$$.36000	As listed above
Warrants Granted	312,500	$.00500	May, 2014
	980,000	$.36000	January, 2014
	280,000	$.36000	February, 2014
	180,000	$.36000	March, 2014
	1,540,000	$.36000	April, 2014
	400,000	$.36000	May, 2014
	520,000	$.36000	June, 2014
	200,000	$.36000	July, 2014
	80,000	$.36000	August, 2014
	40,000	$.36000	September, 2014
	2,500,000	$.24000	May, 2015
	200,000	$.24000	June, 2015
	500,000	$.24000	July, 2015
Outstanding Warrants from December 31, 2012		$.00500-	Expiration dates
	10,329,428	$.36000	As listed above
Warrants Granted	120,000	$.36000	January, 2015
	40,000	$.36000	February, 2015
	1,040,000	$.36000	March, 2015
	40,000	$.36000	April, 2015
	40,000	$.36000	May, 2015
	3,906,250	$.24000	May, 2015
	375,000	$.24000	June, 2015
	500,000	$.24000	July, 2015
	62,500	$.24000	August, 2015
	843,750	$.24000	September, 2015
Outstanding Warrants as of September 30, 2013		$.00500-	Expiration dates
	17,109,428	$.36000	As listed above

The warrants for 1,219,928 shares issued prior to January 1, 2011, include certain provisions that protect the holders from a decline in the stock price of the Company. As a result of those provisions, the Company recognizes the warrants as liabilities at their fair values on each reporting date.

As shown in footnote 6, the Company has recorded a warrant liability of $170,378 and $179,771 as of September 30, 2013 and December 31, 2012, respectively, which is based on the Black-Scholes valuation model to estimate the fair value of the warrants.

The significant assumptions considered by the model were the remaining term of the warrants, the fair value per share stock price of $.18 and $.16, a risk free treasury rate for 1.75 years and 2.5 years of .273% and .305% at September 30, 2013 and December 31, 2012, respectively and an expected volatility of 60%.

9 - COMMITMENTS

On September 1, 2009, the Company entered into a four year lease for the rental of the office and warehouse space expiring on August 31, 2013. In July of 2013, the Company entered into a four year extension of the lease for the rental of the office and warehouse space expiring on August 31, 2017. Under the terms of the current lease and the four year extension, the Company’s future minimum rental payments are $21,246 for 2013, $85,256 for 2014, $86,600 for 2015, $89,000 for 2016, and $60,400 for 2017. Total rent expense under operating leases for the periods ending September 30, 2013 and 2012 amounted to approximately $63,418 and $56,470, respectively.

On July 12, 2013, the company entered into an agreement with the NHRA for: “ButtKicker Enabling ESPN Telecasts” existing and post-produced NHRA Media, advertising on ESPN2 during NHRA broadcasted events, a display at NHRA events and the sales of Company branded products at NHRA events. This major milestone contract has enabled NHRA broadcasts on ESPN2 to contain the actual shake felt inside race cars at NHRA events, as captured by the Company and then broadcast to any home which has ESPN2 as a part of their television package. The agreement required the payment of $110,000 for the 2013 season and payments on January 1, 2014 and July 1, 2014 of $100,000 each for the 2014 NHRA season.

Stock and warrants issued for services

During the 9 months ending September 30, 2013, the Company issued 762,000 shares of common stock and 530,000 warrants for services valued at $148,521.

During 2012, the Company issued 760,331 shares of common stock and 680,000 warrants for consulting services valued at $183,239.

On November 16, 2011, the Company entered into a 3 month agreement with Scott Watters for advisory services. Under the terms of the agreement, Mr. Watters was compensated at a rate of 40,000 shares of common stock and 40,000 warrants per month. The agreement was extended through August 31, 2012 with the same compensation arrangement of 40,000 shares of common stock and 40,000 warrants per month.

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

9 - COMMITMENTS (continued)

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

The Company had two major customers for the nine month period ending September 30, 2013 and one major customer for the nine month period ending September 30, 2012. A major customer is defined as one that purchases ten-percent or more in a reporting period. Net sales for the nine months ended September 30, include sales to major customers as follows:

	Nine Months ending September 30,
Customer	2013	2012
AV Industry Le Havre	10.1%	-
Amazon.com	10.0%
Palliser Furniture	-	12.6%

We had an accounts receivable balance from AV Industry Le Havre and Palliser Furniture of zero at September 30, 2013 and December 31, 2012. Amazon.com accounted for 11.7% and 22.2% of the total accounts receivable balance at September 30, 2013 and December 31, 2012, respectively.

10 - CONCENTRATION OF CREDIT RISK (continued)

The Company had major suppliers in each of the reporting periods presented. A major supplier is defined as one that provides ten-percent or more of total cost-of-sales in a particular reporting period or has an outstanding account payable balance of ten-percent or more as of the reporting period.

	Purchases During 9 Months Ending September 30, 2013	Account Payable Percentage at September 30, 2013	Purchases During 9 months Ending September 30, 2012	Accounts Payable Percentage at December 31, 2012
Eminence Speaker LLC	47%	40%	33%	45%
Sonavox Canada, Inc.	32%	21%	10%	19%
Actiway Industrial Co.	14%	23%	55%	19%

11 - RELATED PARTY TRANSACTIONS

One of the Company’s shareholders is also a note holder and a minority shareholder of a major supplier to the Company. This shareholder is a note holder who also owns 2,590,098 shares of the Company’s common stock and is a minority shareholder in Eminence Speaker, LLC, a major supplier to the Company.

12 - OTHER ASSETS

Other assets consist of patents and trademarks related to the ButtKicker products. The assets are being amortized over 10 years based on the estimated useful lives of the patents and trademarks. Amortization of the intangible assets, which is included in general and administrative expenses, was $5,481 for the periods ended September 30, 2013 and 2012. The estimated future amortization expense for intangible assets is approximately $7,000 per year for 2013 and 2014, $6,000 in 2015 and 2016, and $2,200 thereafter.

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

14 - SUBSEQUENT EVENTS

Since September 30, 2013, the Company has sold shares of stock and paid for services provided for a total of 1,062,500 shares of stock and 1,062,500 warrants at a price of $.16 per share. A total of 125,000 shares and 125,000 warrants were issued to pay for $20,000 services. Total cash raised from stock and warrant sales was $150,000. The stock warrants that were issued as a part of stock sales and were issued to pay for services are exercisable at $.24 per share.

On October 18, 2013, the Company extended any unexpired Common Stock Purchase Warrants for one additional year for all of the warrants issued in connection with investments in the PPM and the follow-up PPM.

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

Accounts receivable are uncollateralized customer obligations due under normal trade terms generally requiring payment within 30 days from the invoice date. The Company recorded an allowance of approximately $4,600 at September 30, 2013 and December 31, 2012.

Inventory

Inventory, consisting of finished goods, is stated at the lower of cost or market. Cost is determined using the weighted average method. Inventory that is determined to be obsolete or not sellable is expensed immediately. The Company recorded a reserve for obsolete items of $10,415 at September 30, 2013 and December 31, 2012.

Revenue Recognition

The Company recognizes revenue from the sale of its products when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed and determinable, and collectability is reasonably assured.

Deferred Revenue

The Company received prepayment for products from some of its customers as the Company requires prepayment before goods are shipped to almost all international customers. As of September 30, 2013 and December 31, 2012 the Company had deferred revenue of $68,910 and $129,385, respectively. The Company recognizes revenue and decreases deferred revenue in accordance with the revenue recognition policy.

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

There were no uncertain tax positions at September 30, 2013 or December 31, 2012, as the Company’s tax positions for open years meet the recognition thresholds of more likely than not to be sustained upon examinations. Tax returns for the years 2010 through 2012 are currently open to examination. Tax returns prior to 2010 are no longer subject to examination by tax authorities.

Shipping and Handling

Shipping and handling costs of approximately $89,405 and $70,629 for the periods ending September 30, 2013 and 2012, respectively, are included in general and administrative expenses in the statements of operations.

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

Nine months ended September 30, 2013

All references below to per share and shares of Common Stock of the Company reflect the reorganization.

Results of Operations

Revenue decreased $327,415 or 20.1%, to $1,300,671 for the nine months ended September 30, 2013, compared to revenue of $1,628,086 for the nine months ended September 30, 2012. During the nine months ended September 30, 2013, the Company began to focus more on commercializing its patented broadcast technology in addition to sales of its hardware - ButtKicker brand of low frequency transducers. The Company believes the decrease in revenue was due to several factors, including the timing of several larger purchase orders in excess of $260,000 received at the end of the third quarter of 2013, but will not ship until the fourth quarter; the Company’s National Sales Manager for Home Theater (hired to handle national sales while Mark Luden worked on implementing and commercializing its patented tactile broadcast technology)resigned from his position, effective July 31, 2013 due to personal reasons,(the Company has begun a search for a new National Sales Manager but has not filled the position as of the date of this filing) and due to the Company’s spending considerable time and effort implementing and commercializing its patented tactile broadcast technology for the ESPN2 broadcasts of the National Hot Rod Association (NHRA). On July 12th, 2013 the Company and the NHRA executed the “Broadcast Technology and Promotional Rights Agreement” between NHRA and The Guitammer Company. During July, August and September the Company spent considerable personnel time and resources implementing this Agreement and was rewarded with the approval of ESPN to tactically enhance the NHRA broadcasts on a live national basis beginning with the September 14th, 2013 NHRA telecast and all subsequent broadcasts through the date of this filing.

Cost of goods sold decreased $170,747, or 18.0%, to $780,706, for the nine months ended September 30, 2013, compared to cost of goods sold of $951,453 for the nine months ended September 30, 2012. The 18.0% decrease in the cost of goods sold for the nine months ending September 30, 2013 corresponds closely with the 20.1% decrease in revenue for the same time period, but is slightly lower due to variations in the sales mix of products sold as the profit margin on some products are slightly lower and partially due to promotional sales of products from NHRA events for below market prices.

Gross profit decreased by $156,668 or 23.2% to $519,965 for the nine months ended September 30, 2013, compared to gross profit of $676,633 for the nine months ended September 30, 2012. Our gross margin percentage changed decreased to 40.0% for the nine months ended September 30, 2013 compared to 41.6% for the nine months ended September 30, 2012, for the reasons mentioned in the cost of goods sold paragraph above.

General and administrative expenses increased $56,077, or 4.6%, to $1,287,742 for the nine months ended September 30, 2013, compared to general and administrative expenses of $1,231,665 for the nine months ended September 30, 2012. Significant variations within the general and administrative expenses were as follows:

	September 30, 2013	September 30, 2012	Increase (Decrease)
Advertising and Marketing	$174,540	$36,461	$138,079
Stock warrant expense	(7,695)	134,741	(142,436)
Payroll expense	465,078	332,281	132,797
Professional fees	287,879	358,170	(70,291)
Freight and related expenses	107,341	147,402	(40,061)
Depreciation	13,086	4,227	8,859
All other general & admin. expenses	247,513	218,383	29,130
	$1,287,742	$1,231,665	$56,077

Advertising and marketing increased by $138,079 in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 due to advertising and marketing activities related to its agreement with the NHRA including an onsite fan experience trailer, television commercials airing on ESPN2, a promotional video and upgrades to the Company’s websites. Additionally, $31,717 in merchandise was provided at no charge to a national company for promotional purposes in June of 2013.

Stock warrant expense decreased by approximately $142,000 in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 due to adjusting the stock warrants liability based the Black-Scholes valuation model which is used to estimate the fair value of the warrants.

Payroll expense increased by $132,797 due primarily to $117,587 in additional expense in 2013 for the cost of employee stock option plan. Other factors that combined to make up the remaining payroll expense increase of $15,210 were: the addition of a sales manager in March 2013, the annual increase in wages of some employees in January of 2013, offset partially by an increase in salary being allocated to research and development.

Professional fees decreased $70,291 in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, primarily due to a decrease in investor relations consulting expenses.

Freight and related expenses decreased $40,061 in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, primarily due to the receipt of fewer containers of finished product from our overseas manufactures during the nine months ending September 30, 2013.

Depreciation expense increased by $8,859 in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, due to the increased depreciation associated with the purchases of $129,330 of equipment purchased for the tactile enhanced live sports broadcast of the NHRA that began in the 3rd quarter of 2013.

Research and development expenses increased $120,365 to $195,556 for the nine months ended September 30, 2013, compared to $75,191 for the nine months ended September 30, 2012. The increase was attributable to the costs incurred in the research and development used to enable the Company to commercialize its patented tactile broadcast technology for the ESPN2 broadcasts of the NHRA.

Loss from operations increased by $333,110 or 52.9% for the nine months ended September 30, 2013 to $963,333 as compared to $630,223 for the nine months ended September 30, 2012. The increase was caused by the increase in general and administrative expense and research and development expense as explained above and by the decrease in Gross Profit. Management believes that the increase in loss from operations is due primarily to the timing of large purchase orders and the Company’s efforts in implementing and commercializing its patented tactile broadcast technology for the ESPN2 broadcasts of the NHRA.

Interest expense decreased $63,433 or 30.1%, to $147,091 for the nine months ended September 30, 2013, compared to interest expense of $210,524 for the nine months ended September 30, 2012. The decrease was due primarily to the conversion of debt to equity, as illustrated in Notes to the Financial Statements, Note number 7, and the refinancing of the Ohio innovation loan in December of 2012.

Our net loss increased $269,653 for the nine months ended September 30, 2013. We had net a loss of $1,110,358 (or basic and diluted net loss per share of $0.015) for the nine months ended September 30, 2013, compared to net loss of $840,705 (or basic and diluted net loss per share of $0.013) for the nine months ended September 30, 2012. The decrease was caused by the decrease in gross profit, general and administrative expense, and by the increase in research and development expense, partially offset by the decrease in interest expense.

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

	September 30,	September 30,
	2013	2012
Net Loss	$(1,110,358)	$(840,705)
Adjustments
Interest Expense	147,091	210,524
Depreciation and Amortization	18,567	9,708
Taxes	-	-
EBITDA	(944,700)	(620,473)

EBITDA decreased $324,227 or 52.3% to $(944,700) for the nine months ended September 30, 2013, compared to EBITDA of $(620,473) for the nine months ended September 30, 2012. The decrease in 2013 EBITDA was caused by the increase in research and development expense, general and administrative expense and the decrease in gross margin offset partially by the decrease in interest expense.

Three months ended September 30, 2013 and September 30, 2012

Results of Operations

Revenue decreased $208,053 or 37.5%, to $347,062 for the three months ended September 30, 2013, compared to revenue of $555,115 for the three months ended September 30, 2012. During the three months ended September 30, 2013, the Company began to focus on commercializing its patented broadcast technology in addition to sales of its ButtKicker brand of low frequency transducers. The Company believes the decrease in revenue was due to several factors, notably the timing of several larger purchase orders in excess of $260,000 received at the end of the third quarter of 2013 but did not begin shipping until the fourth quarter. In fact, had all of the received purchase orders shipped by the end of the period, the Company would have experienced a gain in revenues and gross profit. Additionally, in the third quarter, the Company’s National Sales Manager for Home Theater (hired to handle national sales while Mark Luden worked on implementing and commercializing its patented tactile broadcast technology) resigned from his position, effective July 31, 2013 due to personal reasons, (the Company has begun a search for a new National Sales Manager but has not filled the position as of the date of this filing) and the Company spent considerable time and effort implementing and commercializing its patented tactile broadcast technology for the ESPN2 broadcasts of the NHRA. On July 12th, 2013 the Company and the NHRA executed the “Broadcast Technology and Promotional Rights Agreement” between NHRA and The Guitammer Company. During July, August and September the Company spent considerable personnel time and resources implementing this Agreement and was rewarded with the approval of ESPN to tactically enhance the NHRA broadcasts on a live national basis beginning with the September 14th, 2013 NHRA telecast and all subsequent broadcasts through the date of this filing .

Cost of goods sold decreased $100,214, or 30.4%, to $229,751 for the three months ended September 30, 2013, compared to cost of goods sold of $329,965 for the three months ended September 30, 2012. The decrease in cost of goods sold was less than the drop in revenue due to variations in the sales mix of products sold as the profit margin on some products are slightly lower and due to promotional sales of products at select NHRA events.

Gross profit decreased by $107,839 or 47.9% to $117,311 for the three months ended September 30, 2013 compared to gross profit of $225,150 for the three months ended September 30, 2012. The decrease in gross profit was due to the decrease in and timing of sales as mentioned above and due to variations in the sales mix of products sold as the profit margin on some products are slightly lower and due to promotional sales of products at select NHRA events.

General and administrative expenses increased $10,083, or 2.5%, to $419,107 for the three months ended September 30, 2013, compared to general and administrative expenses of $409,024 for the three months ended September 30, 2012. The increase was mostly due to the increase in the cost of advertising and marketing, the increase in payroll due to the expense from the employee stock option plan, the increase in research and development expense, which are partially offset by the decrease in freight expense, professional fees, and stock warrant expense.

Research and development expenses increased $169,089 or 5,933% to $171,939 for the three months ended September 30, 2013, compared to $2,850 for the three months ended September 30, 2012. The large increase in Research and Development expense in the third quarter of 2013 resulted from the preparation for the tactile enhanced broadcast of the NHRA ESPN2 telecast which began in September of 2013.

Interest expense decreased $28,013 or 37.4%, to $46,859 for the three months ended September 30, 2013, compared to interest expense of $74,872 for the three months ended September 30, 2012. The decrease was due primarily to the conversion of debt to equity as illustrated in Notes to the financial statements, Note number 7 and the refinancing of the Ohio innovation loan in December of 2012.

Our net loss increased $258,976 for the three months ended September 30, 2013. We had a net loss of $520,568 (or basic and diluted net loss per share of $0.007) for the three months ended September 30, 2013, compared to net loss of $261,592 (or basic and diluted net loss per share of $0.004) for the three months ended September 30, 2012. The decrease was attributable to y the decrease in gross profit, and by the increase in general and administrative expense, research and development expense, partially offset by the decrease in interest expense. Management believes that the increase in loss from operations in the third quarter of 2013 is due primarily to the Company’s shifting its focus during the 3rd quarter to commercialize and implement its patented broadcast technology for the NHRA ESPN2 telecasts and the timing of certain large purchase orders received in the third quarter but unable to begin shipping until the fourth quarter of 2013.

Liquidity and Capital Resources

Total current assets were $708,665 as of September 30, 2013, consisting of cash of $146,469, net accounts receivable of $58,039, inventory of $475,880 and prepaid and other current assets of $28,277. Current assets decreased by $152,372 or 17.7% compared to current assets of $861,037 as of December 31, 2012 mainly due to the decrease in cash which resulted from the increased research and development expense as noted above.

Total current liabilities were $2,479,244 as of September 30, 2013, consisting of accounts payable of $574,928, accrued expenses of $403,032, current maturities of long-term debt of $1,392,851, deferred revenue of $68,910 and other current liabilities of $39,523. Current liabilities increased by $37,589 or 1.5% compared to current liabilities of $2,441,655 as of December 31, 2012 mainly due to the increase in the current portion of long-term debt to related parties.

The working capital deficit increased by $189,961 or 12.0% to $(1,770,579) for the nine months ending September 30, 2013 compared to the working capital deficit of $(1,580,618) at December 31, 2012.

Cash Flows during the Nine Months Ended September 30, 2013

During the nine months ended September 30, 2013 we had a net increase in cash and cash equivalents of $67,333 primarily consisting of net cash provided by financing activities of $1,051,124 partially offset by net cash used in operating activities of $854,461.

Net cash used in operating activities was $854,461 for the nine months ended September 30, 2013, consisting of an increase in: accounts receivable of $37,028 and decreases in: accounts payable and accrued expenses of $203,008, inventory of $153,371, prepaid expenses of $103,362, and deferred revenue of $60,475. These changes were reduced by net loss of $1,110,358 which had adjustments for depreciation and amortization of $33,567, stock-based compensation of $148,521, and employee stock options of $117,587.

Net Cash used in investing activities was $129,330 for the nine months ended September 30, 2013 for the purchases of property and equipment related to the tactile enhanced live sports broadcast of the NHRA which occurred in September of 2013.

Net cash provided by financing activities was $1,051,124 for the nine months ended September 30, 2013, consisting of net proceeds from the sale of stock and warrants of $1,101,687, proceeds from options exercised of $10,800, and the payment of debt of $61,363.

The Company also expects to need approximately $2,000,000 of cash to purchase inventory: $500,000 within the next three months and $1,500,000 more within the succeeding 9 months. We estimate that for the next 12 months we will also need approximately $500,000 for debt service. The Company expects to generate the majority of these funds from operations.

The Company historically has incurred net losses, negative cash flows from operating activities, and has an accumulated deficit of approximately $9,010,000 at September 30, 2013. In addition, at September 30, 2013 the Company had a cash balance of $146,469 and working capital deficiency of approximately $1,770,000. Although the working capital deficiency has improved by approximately $1,556,000 since December 31, 2011, in both the near and long term, without additional financing, the Company is and will be in an illiquid position. The Company received cash through the sales of Common Stock and warrants to purchase Common Stock in the amount of $150,000 in the third quarter of 2011, $250,000 in the fourth quarter of 2011, $375,000 in the first quarter of 2012, $770,000 in the second quarter of 2012, $540,000 in the third quarter of 2012, $250,000 in the first quarter of 2013, $675,000 in the second quarter of 2013, and an additional $175,000 in the third quarter of 2013. The Company believes that the receipt of additional equity will enable it to purchase adequate inventory to meet its existing sales demand and to be able to increase sales through advertising and marketing related activities. There is no assurance that the Company will have any additional sales of stock or that the Company will be able to become operationally cash flow positive.

If the Company is successful in raising significant additional capital (of which there is no assurance), the Company intends to increase its budgets for advertising and marketing, targeting consumers who have shown an interest in the Company’s or similar products. Additionally, the Company intends to increase its advertising and marketing expenses by advertising directly to customers who experience its products in ButtKicker equipped cinemas. The Company also intends to hire one or more sales people to sell the Company’s products to key markets including the home theater, commercial cinema and international markets.

We believe the combination of the Company’s recent success in tactically enhancing the NHRA on ESPN2, increased advertising and marketing spending and the addition of one or more sales people will drive demand for our products and will increase revenue and cash flow.

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

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including Mark Luden, the Company's Chief Executive Officer ("CEO") and Richard Conn, the Company's Chief Financial Officer ("CFO") (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2013 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure, due to the material weaknesses described below.

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

Changes in Internal Controls

During the nine months ended September 30, 2013, there were no significant changes in internal controls of the Company, or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine month period ended September 30, 2013, the company sold 6,250,000 shares of stock and warrants (one share of stock and one warrant equals one unit) as a part a private placement memorandum; 1,000,000 of the units were sold for $.25 per unit with the stock warrants exercisable at $.36 per share, 250,000 of the units were sold for $.20 per unit with the stock warrants exercisable at $.24, and 5,000,000 of the units were sold to existing private placement investors for $.16 per unit with the stock warrants exercisable at $.24 per share. Additionally, stock options and warrants were exercised for the purchase of 906,162 shares at a purchase price ranging from $.0032 to $.021 per share. During the year ended December 31, 2012, the Company sold 6,740,000 shares of stock and warrants as a part of a private placement memorandum for $.25 per share. Also, stock options were exercised for the purchase of 531,206 shares at $.0032 per share. The stock warrants were issued as a part of stock sales and are exercisable at $.36 per share. The total cash raised was $1,112,487 and $1,685,000 for the first nine months of 2013 and the year ended December 31, 2012, respectively.

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

Exhibit No.	Date of Document	Name of Document

2.0*	May 17, 2011	Agreement and Plan of Reorganization
3.0*	March 3, 1990	Articles of Incorporation of Guitammer-Ohio
3.1*	June 6, 2005	Certificate of Amendment of Guitammer- Ohio
3.2*	June 17, 2005	Certificate of Amendment of Guitammer- Ohio
3.3*		Code of Regulations of Guitammer - Ohio
3.4*	May 17, 2011	Articles of Incorporation of Guitammer- Nevada
3.5*		Bylaws of Guitammer - Nevada
4.0*	Sept. 30, 1999	1999 Non-Qualified Stock Option Plan, as amended

4.1*		Form of Option Agreement
4.2*	June 17, 2005	2005 Amendment to1999 Non-Qualified Stock Option Plan
4.3**	July 14, 2011	Form of Warrant issued to The Walter J. Doyle Trust
4.4**	July 14, 2011	Form of Warrant issued to Standard Energy Company
10. 1*	Nov. 1, 2002	Richard B. Luden $82,000 Note
10.1A#	Dec 21, 2011	Richard Luden Conversion Agreement 82K
10. 2*	May 13, 2005	Note Purchase Agreement—Walter Doyle, John O. Huston and Eric Roy
10. 3*	Sept.1, 2007	First Amendment To Note Purchase Agreement—Walter Doyle, John O. Huston and Eric Roy
10. 4*	May 13, 2005	Walter J. Doyle $150,000 Note
10.4A*	September 1, 2007	Amended and Restated Walter Doyle Note
10.4B###	January 31, 2012	Walter Doyle 150k Jan 31 2012 Note Conversion Agreement
10. 5*	May 13, 2005	Eric Roy $100,000 Note
10.5A*	March 28, 2011	Agreement to Convert An Existing Note—Eric P. Roy
10.5B*	September 1, 2007	Eric Roy 9.4 Stock Options on 100K 0901207 note
10.5C*	May 13, 2005	Eric Roy 16 stock options 05132005
10.5D*	May 13, 2006	Eric Roy 16 Stock options 05132006
10.5E*	September 1, 2007	Amended and Restated Eric Roy Note
10.5F###	January 31, 2012	Eric Roy Jan 31 2012 Note Conversion Agreement
10. 6*	May 13, 2005	John O. Huston $50,000 Promissory Note
10.6A*	September 1, 2007	John O. Huston 4.7 Stock options 09012007
10.6B*	May 13, 2005	John O. Huston 8 Stock Options 05132005
10.6C*	May 13, 2006	John O. Huston 8 Stock Options 05132006
10.6D*	September 1, 2007	Amended and Restated John O. Huston Promissory Note
10.6E###	January 31, 2012	John Huston Jan 31 2012 Note Conversion Agreement
10.7*	June 29, 2005	Note Purchase Agreement—Walter Doyle, Andrea L. Levenson and Gust Van Sant

10.8*	September 1, 2007	First Amendment To Note Purchase Agreement—Walter Doyle, Andrea L. Levenson and Gust Van Sant
10.9*	June 29, 2005	Walter J. Doyle $50,000 Promissory Note
10.9A*	September 1, 2007	Amended and Restated Walter Doyle Note
10.9B###	January 31, 2012	Walter Doyle 50K Jan 31 2012 Note Conversion Agreement
10.10*	June 29, 2005	Andrea Lerner Levenson $50,000 Promissory Note
10.10A*	September 1, 2007	Andrea Lerner Levenson 4.7 Stock Options on 50K 09012007 note
10.10B*	June 29, 2006	Andrea Lerner Levenson 8 stock options 62920006
10.10C*	June 29, 2005	Andrea Lerner Levenson 8 stock options 06292005
10.10D*	September 1, 2007	Amended and Restated Andrea L. Levenson Promissory Note
10.10E###	January 31, 2012	Andrea Levenson Jan 31 2012 Note Conversion Agreement
10.11*	June 29, 2005	Gust Van Sant $50,000 Promissory Note
10.11A*	September 1, 2007	Gust Van Sant 4.7 Stock Options on 50K 09012007 note
10.11B*	June 29, 2005	Gust Van Sant 8 Stock Options 06292005
10.11C*	June 29, 2006	Gust Van Sant 8 Stock Options 06292006
10.11D*	September 1, 2007	Amended and Restated Gust Van Sant Promissory Note
10.11E###	January 31, 2012	Gus Van Sant Jan 31 2012 Note Conversion Agreement
10.12*	July 19, 2005	Promissory Note --Opal Private Equity Fund, LP
10.12A*	September 1, 2007	Opal Private Equity Stock Warrants on 100K note
10.12B*	July 19, 2005	Opal 16 Stock Warrants 07192005
10.12C*	July 19, 2006	Opal 16 Stock Warrants 07192006
10.12D*	September 1, 2007	Amended and Restated Opal Promissory Note
10.13*	September 1, 2007	First Amendment To Note Purchase Agreement--Opal Private Equity Fund, LP
10.14*	July 19, 2005	Opal Private Equity Fund, LP $100,000 Note Purchase agreement

10.15*	July 3, 2005	Forest Capital $250,000 Working Capital Loan and Consulting Agreement
10.15A*	January 1, 2010	Forest Capital 214.7 options 01012010
10.15B#	December 21, 2011	Forest Capital Amended loan agreement 150k
10.15C##	February 1, 2012	Addendum to Conversion and Amended Loan Agreement with Forest Capital
10.15D&&	December 21, 2011	Forest Capital Conversion Agreement 250K
10.16*	May 5, 2003	Thelma Gault $800,000 Loan and Option Agreement
10.17*	January 31, 2008	First Amendment To Thelma Gault $800,000 Loan Agreement
10.18*	February 28, 2009	Second Amendment To Thelma Gault $800,000 Loan Agreement
10.19*	January 31, 2008	Thelma Gault $800,000 Amended and Restated Promissory Note
10.20*	November 18, 2010	Thelma Gault Subordination Agreement 1st Lien carve out
10.21*	March 9, 2009	Credit Facilitation Agreement—Walter J. Doyle Trust and Julie E. Jacobs Trust
10.21A*	February 26, 2009	Merrill Lynch Loan Application and acceptance
10.21B*	March 2009	Merrill Lynch Loan agreement
10.21C*	December 1, 2009	Revised Merrill Lynch Loan agreement
10.21D&&	December 21, 2011	Jacobs Trust Fee conversion agreement on 200k loan
10.21E&&	December 21, 2011	Doyle Trust Fee Conversion Agreement on 200k loan
10.22*	April 25, 2008	Ohio Innovation Loan Agreement
10.23*	April 25, 2008	Ohio Innovation Loan Security Agreement
10.24*	September 11, 2008	Ohio Innovation Loan Modification Agreement
10.24A*	September 17, 2009	Ohio Innovation Loan Modification Agreement 2nd mod
10.24B*	November 24, 2010	Ohio Innovation Loan Modification Agreement 3rd mod

10.24C%%	December 1, 2012	Ohio Innovation Loan Modification Agreement 4th Mod
10.24D%%	December 1, 2012	Ohio Innovation Loan Modification Agreement 5th Mod
10.25*	November 29, 2010	Ohio Innovation Loan Subordination Agreement
10.25A*	April 25, 2008	Ohio Innovation Loan Intercreditor agreement
10.25B*	April 25, 2008	Ohio Innovation Loan Cognovit promissory note
10.26*	April 7, 2010	Julie E. Jacobs Trust $100,000 Loan Agreement
10.26A#	December 21, 2011	Jacobs Trust Interest Conversion Agreement on 100K loan
10.26B#	December 21, 2011	Jacobs Trust Amended loan agreement 100K loan
10.27*	October 4, 2010	Amendment To Julie E. Jacobs Trust $100,000 Loan Agreement
10.28*	January 11, 2011	Joseph Albert $100,000 Convertible Promissory Note
10.29*	January 11, 2011	Joseph Albert $100,000 Convertible Promissory Note Extension Agreement
10.29B&&&	June 8, 2012	Joseph Albert Note Conversion Agreement
10.30*		Joseph Albert 50,000 Common Stock Purchase Warrants
10.30A*		Joseph Albert 100,000 Common Stock Purchase Warrants
10.30B&&&	June 8, 2012	Joseph Albert 150,000 Common Stock purchase Warrants
10.31*	October 5, 2010	Standard Energy Company $100,000 Loan Agreement and Promissory Note
10.31A#	December 21, 2011	Standard Energy Note Conversion Agreement
10.31B##	February 1, 2012	Addendum to Note Conversion Agreements with Standard Energy Company
10.32*	October 11, 2010	Doyle Trust $25,000 Promissory Note
10.32A*	October 5, 2010	Doyle Trust $25,000 Loan Agreement

10.32B##	February 1, 2012	Addendum to Note Conversion Agreements with The Walter J. Doyle Trust
10.32C&&	December 21, 2011	Doyle Trust Note Conversion Agreement 25K
10.33*	November 12, 2010	Walter J. Doyle Trust and Julie E. Jacobs Trust Inventory Financing Agreement
10.33A*	November 12, 2010	Jacobs Trust Stock 82.8 Options
10.34*	November 12, 2010	Walter J. Doyle Trust $150,000 Promissory Note
10.34A#	December 21, 2011	Doyle Trust Conversion Agreement 150K
10.34B##	February 1, 2012	Addendum to Note Conversion Agreements with The Walter J. Doyle Trust
10.35*	November 12, 2010	Standard Energy Company $150,000 Promissory Note
10.35A#	December 21, 2011	Standard Energy Note Conversion Agreement 100k
10.35B##	February 1, 2012	Addendum to Note Conversion Agreements with Standard Energy Company
10.36*	February 2, 2011	Robison Note Extension Agreement
10.36A*	July 10, 2010	Robison original promissory note
10.37*	February 2, 2011	Robison $50,000 Convertible Promissory Note
10.37A&&&	June 22, 2012	Robison Note Conversion agreement
10.38*		Robison Common Stock Purchase Warrants for 50,000 shares and 25,000 shares
10.38A&&&	June 22, 2012	Robison Common Stock Purchase Warrants for 75,000 shares
10.39*	February 24, 2011	Carl A. Generes $35,000 Promissory Note
10.40*	July 13, 2009	Lease Modification Agreement
10.40A*	January 18, 2006	Lease Agreement – original
10.40B **	April 10, 2008	First Lease Agreement Amendment
10.40C ***	August 11, 2011	(Second) Lease Modification Agreement

10.41&&	November 16, 2011	Watters Agreement November 2011
10.41A ****	February 9, 2012	Extension to Watters agreement January to March 2012
10.42&&	December 5, 2011	Jeff Paltrow dba Litehouse Capital Contractual Agreement December 2011
10.43&&	December 19, 2012	Cervelle Group marketing Agreement December 2011
10.44****	February 10, 2012	Ertman agreement January to March 2012
10.45<v<	July 1, 2013	Agreement with the National Hot Rod Association
21.1*		List of Subsidiaries of the Registrant
31.1 >>		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 >>		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 >>		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 >>		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS >>	XBRL Instance Document
101.SCH >>	XBRL Taxonomy Extension Schema Document
101.CAL >>	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF >>	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB >>	XBRL Taxonomy Extension Label Linkbase Document
101.PRE >>	XBRL Taxonomy Extension Presentation Linkbase Document
__________________
*	Filed with the SEC on July 8, 2011 as Exhibits to Amendment No. 1 to the Company’s Form 10 Registration Statement and are incorporated herein by reference.

**	Filed with the SEC on July 28, 2011 as Exhibits to Amendment No. 2 to the Company’s Form 10 Registration Statement and are incorporated herein by reference.

***	Filed with the SEC on August 12, 2011 as Exhibit to Amendment No. 3 to the Company’s Form 10 Registration Statement and is incorporated herein by reference.

#	Filed with the SEC on December 23, 2011 as Exhibits to Form 8K

##	Filed with the SEC on February 2, 2012 as Exhibits to Form 8K

###	Filed with the SEC on February 6, 2012 as Exhibits to Form 8K

&&	Filed with the SEC on April 6, 2012 as Exhibits to Form 10K

****	Filed with the SEC on May 15, 2012 as Exhibits to From 10Q

&&&	Filed with the SEC on August 13, 2012.

%%	Filed with the SEC on March 14, 2013

<v<	Filed with the SEC on November 14, 2013

>>	Filed with the SEC herewith.

>>
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

The Guitammer Company
(Registrant)

Date: November 14, 2013	By:	/s/ Richard E. Conn
Richard E. Conn
Chief Financial Officer
(principal financial officer)