Form 10-K
period 2013-12-31
Guitammer Co
filed 2014-03-14
CIK 1334126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2013

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________ to ___________

Commission File No. 000-54331

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 28, 2013, was $6,524,456 (computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of the last business day of the registrant's most recently completed second fiscal quarter). For purposes of the foregoing calculation only, directors, executive officers, and holders of 10% or more of the issuer’s common capital stock have been deemed affiliates.

The number of shares outstanding of the Registrant’s Common Stock as March 13, 2014 was 77,905,248.

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

In 2007 we began to develop “4D Sports powered by ButtKicker”, ButtKicker Live!® (“ButtKicker Live!”), which is an enabling technology for live broadcasts, especially sporting events that allow sports fans at the game and at home to actually feel the action. In March of 2011 the Company was issued US Patent #7,911328 for the “Capture and remote reproduction of haptic events in synchronous association with the video and audio capture and reproduction of these events”. In late 2011 we began marketing this technology to potential customers in the sports, broadcast and distribution business (i.e., cable, DBS, and FiOS companies).

We are focused on increasing the deployment and monetization of our patented broadcast technology, “4D Sports powered by ButtKicker”; “ButtKicker Live!” supported by on-going cinema and consumer hardware sales.

Broadcast and Consumer Electronics Market Sizes

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

*data per the Consumer Electronics Association

Broadcast Technology – “4D Sports powered by ButtKicker”; ButtKicker Live!®

In March of 2011 the Company was issued US Patent #7,911328 for the “Capture and remote reproduction of haptic events in synchronous association with the video and audio capture and reproduction of these events”. In late 2011 we began marketing this technology to potential customers in the sports, broadcast and distribution business (i.e., cable, DBS, and FiOS companies).

We believe the benefits of its broadcast technology include:

•	The fact that the broadcast patent is “end user device independent” paving the way for licensing opportunities with major CE products companies for end user in-home hardware

•	Offering a recurring revenue model that can benefit the entire broadcast ecosystem of content, broadcast, distributor and end user

•	That “4D” is an easily understood transformational customer experience

•
Its rollout model can follow other large scale consumer technologies such as the TiVo, Slingbox, Hopper and Wireless Receivers rollouts previously done and now in process by cable and satellite companies

Initial testing and deployments of this technology has been audio based using the broadcast’s existing audio soundtrack. We are working on and making progress towards the goal of an encoded transport or transmission basis to enable its partners to have the opportunities to control which end users are able to receive and decode the motion, haptic or tactile effect and thereby use the service as a competitive and financial advantage.

We believes that motion, haptic or tactile broadcasting combined with growing trend of “over-the-top” content and the “second screen” viewer experiences, along with the increasing deployment of internet or IPTV broadcasting, will allow it to offer value added opportunities to broadcasters, distributers and sports leagues that enable its viewers to “play as” or “drive as” their favorite or fantasy player as a way to gain and maintain customers. Additionally, we see a large opportunity to generate revenue by being able to charge the end user an additional small fee ~( $0.99) on a per player or driver basis.

      In July of 2013 the Company and the NHRA executed the “Broadcast Technology and Promotional Rights Agreement” between NHRA and The Guitammer Company. The NHRA telecasts were broadcast with an enhanced tactile effect (in “4D powered by ButtKicker” beginning with their September 14th, 2013 telecast and all subsequent 2013 telecasts on ESPN2.) We released “The Making of Tactile Broadcasting” in the fall of 2013 explaining and demonstrating this new broadcast technology available on the Guitammer YouTube channel or directly at http://www.youtube.com/watch?feature=player_embedded&v=RQ3lPbtDt5E.

We are actively pursuing more opportunities in the sports and broadcast space to deploy this technology in 2014.

Cinema Sales

In 2013 we significantly accelerated our cinema deployment by adding over 4,000 “4D” seats in 22 auditoriums in the US, China and Hong Kong, almost doubling our US footprint and more than doubling our footprint in China & HK .

In late 2013 AMC Theatres introduced it’s new theater concept: “Prime” - “feel every WOW.” [www.amctheatres.com/amc-prime] and each of these new concept theaters features ButtKicker brand transducers in every seat in the theater auditorium. So far, more than 1,100 AMC Theatre Prime seats in all five of their locations nationwide are outfitted with our products.

More than 400,000 people will experience a movie using Guitammer’s “4D” technology in the US in 2014; over 500,000 in China.* (*According to average auditorium attendance per the National Assoc. of Theater Operators multiplied by the total number of deployed “4D powered by ButtKicker” cinema seats.)

We continue to increase our focus on cinema sales for the following reasons: It offers a large global market opportunity; and cinema installations can be a profitable cash flow positive means to large scale consumer advertising that we believe are more advantageous to the Company than “Big Box” product placements and in-store demonstrations as cinema sales can result in a two hour product demonstration; i.e., while watching the movie.

Marketing

Our marketing efforts in 2013 primarily focused on our efforts with the NHRA both at the races and on TV, and at the end of 2013, direct to the cinema audience by way of an on-screen advertisement that began running in one theater complex in the US.

For the NHRA, our interactive “Nitro Alley / Manufacturer’s Midway” display enabled fans at eight races to experience our “4D Sports powered by ButtKicker” broadcast in a home type setting. We began running: 30 second and :15 second commercials on ESPN2 during the NHRA telecasts which also the “Sounds of the Strip” segment sponsored by “4D Sports powered by ButtKicker”. Our NHRA race track and television marketing is designed to drive the fan to our direct sales website: www.shakemycouch.com .

Our on-screen cinema is an engaging 30 second commercial with 4D special effects that brands the in-theater experience as differentiated for the end user and reinforcing the value of going to a “4D” equipped cinema. The commercial features an on-screen call to action to go to www.shakemycouch.com for special pricing. We intend to use our on-screen direct sales to consumers advertising to provide theater owners a recurring revenue share from our consumer sales as a further benefit and inducement to deploy our ButtKicker brand hardware in their theaters.

Our television and cinema commercials can be seen at the Guitammer YouTube channel, or directly via these links:

http://www.youtube.com/watch?v=7U2dxNMxFaU

http://www.youtube.com/watch?v=BRdDLMY-Byc

Other marketing efforts consist of online promotions with our major partners such as Amazon.com; a promotional partnership with Warner Brothers Pictures and Legendary Pictures, for filmmaker Guillermo del Toro - "Warner Brothers Pictures and Legendary Pictures Pacific Rim", sponsorships of online racing and simulator leagues and teams, and endorsements from well know musicians.

ButtKicker brand Consumer Electronics Hardware

We sell three (3) main categories of hardware products: 1) ButtKicker brand low frequency audio transducers, 2) audio amplifiers and 3) accessories, with different sizes and configurations based upon the market and use. We sell more than twenty (20) different standalone and all-in-one packaged products. Our products include six (6) different types of ButtKicker brand transducers which provide the vibration or low frequency audio (bass) effects, several models of amplifiers, two wireless options, and the accessories necessary to facilitate the use of our products in our core markets. Our products are sold for use in home theater, cinema, gaming, and by musicians and professional audio technicians.

Three of our most popular products are the wireless ButtKicker Kit, the ButtKicker LFE Kit and the ButtKicker Gamer2, which are described in greater detail below.

Wireless ButtKicker Kit

The wireless ButtKicker Kit is designed for home theater and gaming use. Included in the kit is one ButtKicker Advance low frequency transducer, one ButtKicker Power Amplifier with wireless send and receive units and remote control, one Chair/Couch Mounting Kit, and all the cables and wires necessary to hook the system up to home theater and gaming systems. The mounting kit enables the average consumer to quickly and easily use the ButtKicker with any couch or chair. The entire system easily integrates into existing home theater and gaming systems as well. The wireless ButtKicker Kit currently retails for $299 -$479.

ButtKicker LFE Kit

The ButtKicker LFE Kit is designed for home theater and gaming use. Included in the kit is one ButtKicker LFE low frequency transducer, one ButtKicker 1000 watt power amplifier, one Chair/Couch Mounting Kit, and all the cables and wires necessary to hook the system up to home theater and gaming systems. The mounting kit enables the average consumer to quickly and easily use the ButtKicker with any large three person couch or chair. The entire system easily integrates into existing home theater and gaming systems as well. The ButtKicker LFE Kit currently retails for $599 -$699.

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

Sales Strategy

Our products are sold worldwide through independent manufacturers’ sales representatives, dealers and distributors. Our sales network includes custom home theater, specialty electronics, furniture, musician, professional audio, consumer home theater and electronics dealers.

Historically, approximately 20% - 54% of our sales have been outside the United States. Our products have been sold around the world. We have active distributors and dealers in Canada, United Kingdom, France, Germany, Denmark, Holland, Switzerland, Belgium, Israel, Russia, China, Hong Kong, Turkey, Brazil, and Australia / New Zealand.

Additionally, we have an agreement with Pearl Drums whereby they sell “Pearl’s Throne Thumper by ButtKicker” to the musician and pro audio markets in the US and Europe and pay us a per unit royalty fee.

We have historically not had large amounts of sales through traditional brick and mortar retail stores, but have concentrated more with the large online resellers such as Amazon.com and MusiciansFriend.com and with specialty electronics retailers. Moving forward, however, we may choose to sell lower priced items which appeal more to individual consumers and we may seek to sell at brick and mortar retail stores.

Our sales strategy is to continue to increase our cinema sales and the deployment broadcast technology, “4D Sports powered by ButtKicker”; “ButtKicker Live!” to help build brand awareness so as to increase our consumer hardware sales through all of our distribution channels.

Manufacturing

We outsource the manufacturing of our products; however, we do perform kitting and light assembly of several products in our Westerville, Ohio facilities. The Company does not have any material contracts in place with its suppliers. We purchase products under agreed upon payment and supply terms that may change from time to time.

Some of our products that are sourced in China are assembled by a manufacturing partner in the State of Kentucky. Additionally, some low volume products are sourced locally in Central Ohio. We are focused on reducing our cost of goods sold and sourcing all of our products as finished goods from China. We are heavily dependent upon product purchased from three principal suppliers. Our principal suppliers are Eminence Speaker, LLC (Eminence, KY); Shenzhen Actiway Industrial Co. - Shenzhen Actiway Electronics Co., Ltd. Factory (Shenzhen, China); and Sonavox Electronics SIP, Sonavox Canada Inc. (Suzhou, China and Markham, Ontario, Canada). These three suppliers accounted for approximately 93% of Company product purchases in 2013 and 98% of Company product purchases in 2012. Purchases from Eminence were 52% and 38% respectively of our total product purchases in 2013 and 2012. Purchases from Sonavox were 32% and 19% respectively of our total product purchases in 2013 and 2012. Purchases from Actiway were 9% and 41% respectively of our total product purchases in 2013 and 2012. We expect these percentages of Company product purchases from these suppliers will remain approximately the same for 2014.

As needed we utilize the services of an independent third party factory inspection team with China based employees to help manage our Asian suppliers in terms of quality and timeliness of shipments.

Warehousing and Fulfillment

We warehouse and ship most of our products from our warehouse in Westerville, Ohio. We also direct-ship products to Asia and Europe from our manufacturing partners in China, which saves us time and transportation and handling costs.

Broadcast Technology and Consumer Hardware Competition

We are not aware of competing products, technologies or plans to introduce anything to the market that is similar to our broadcast technology and believe we may very well have a “blocking patent” in this space. If this is true then all brands of hardware – existing and yet to be developed would have to license Guitammer’s broadcast technology in order to make use of it.

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

Intellectual Property

We have a registered trademark for the name “ButtKicker” and the name “ButtKicker Live!” In July 1998, Marvin Clamme filed a comprehensive patent for the Low Frequency Vibrator, ButtKicker technology. Subsequently, Mr. Clamme assigned to us all rights, title and interest to the patent in the United States and all foreign countries. In 1999, we were awarded a patent for the technology United States Patent Number 5,973,422. We have since secured patents in Europe, Canada and Japan for this technology.

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

Employees

We have eight full-time employees as well as several individuals working for us in contracted roles in manufacturing, sourcing, marketing, developing and selling our ButtKicker brand hardware and “4D Sports powered by ButtKicker; ButtKicker Live! Broadcast technology. None of our employees are covered by a collective bargaining agreement. We believe that we have a good relationship with our employees and contractors.

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The common stock of the Company is traded on the OTC Bulletin Board Market under the symbol GTMM.OB. On March 7, 2014, the last sales price of the Company's common stock was $0.1495.

On May 27, 2011 the Company filed a General Form for the Registration of Securities on Form 10 to register its common stock, par value $0.001 per share pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended. The Registration became effective sixty days later. The Company secured a market maker, Finance 500 of Irvine, CA, who filed a Form 15(c)-211 with FINRA on behalf of the Company. On October 7, 2011 FINRA approved the Form 15(c)-211 and gave the Company the ticker symbol of “GTMM”. The Company began actively trading on November 17, 2011 on the Over-the-Counter Bulletin Board (“OTCBB”) as GTMM.OB

The following table sets forth the high and low bid prices of the Company's common stock for the periods indicated, as reported by the NASDAQ Trading and Market Services:

Calendar period	High	Low
2012 First Quarter	$0.27	$0.12
2012 Second Quarter	$0.21	$0.15
2012 Third Quarter	$0.20	$0.14
2012 Fourth Quarter	$0.35	$0.08
2013 First Quarter	$0.20	$0.12
2013 Second Quarter	$0.21	$0.14
2013 Third Quarter	$0.19	$0.09
2013 Fourth Quarter	$0.20	$.015

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

There are approximately 153 holders of record of the Company's Common Stock as of January 15, 2014.

On February 1, 2012, the Board approved stock option grants in the amount of 600,000 stock options for three of its employees, with an exercise price of $.25 per share with a vesting schedule of 60% on the first anniversary of the grant, 20% on the second anniversary of the grant and the final 20% on the third anniversary of the grant.

On November 26, 2012, the Board approved stock option grants of 3,000,000 stock options to the President and CEO of the Company, with an exercise price of $.25 per share with a vesting schedule of 33 and 1/3% of the options on the first anniversary of the grant, 33 and 1/3% of the options on the second anniversary of the grant and the final 33 and 1/3% on the third anniversary of the grant.

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

RESULTS OF OPERATIONS

Fiscal Year ended December 31, 2013 compared to Fiscal year ended December 31, 2012

All references below to per share and shares of Common Stock of the Company reflect the Reorganization.

Results of Operations

Revenue decreased $215,324 or 10.1%, to $1,917,300 for the year ended December 31, 2013, compared to revenue of $2,132,624 for the year ended December 31, 2012. The Company increased revenue in the 4th quarter of 2013 by $111,312 or 23% to $600,337 compared to revenue of $489,025 in the 4th quarter of 2012, but this increase was not sufficient to overcome the revenue deficit accumulated from earlier quarters in 2013. The Company believes this is due to several factors, primarily the Company’s spending considerable time and effort implementing and commercializing its patented tactile broadcast technology for the ESPN2 broadcasts of the National Hot Rod Association (NHRA) during 2013, weakness in the European market (most notably France), and the lack of a comparable year-long back-order from an OEM customer from 2011 that was filled in the first three months ending March 31, 2012 and 2013 did not have any significant back-orders.

Cost of goods sold decreased $175,899 or 13.7%, to $1,106,269, for the year ended December 31, 2013, compared to cost of goods sold of $1,282,168 for the year ended December 31, 2012. The 13.7% decrease in the cost of goods sold for the year ended December 31, 2013 is slightly more than the 10.1% decrease in revenue for the same time period, due to variations in the sales mix of products sold as the profit margin on some products are higher and due to increased retail sales, which are charged slightly higher pricing.

Gross profit decreased by $39,425 or 4.6% to $811,031 for the year ended December 31, 2013, compared to gross profit of $850,456 for the year ended December 31, 2012. Our gross margin percentage increased to 42% for the year ended December 31, 2013 from 40% for the year ended December 31, 2012. The increase in gross margin of 2% was due to variations in the sales mix of products sold as the profit margin on some products are higher and due to increased retail sales, which are charged slightly higher pricing.

General and administrative expenses increased $159,113, or 10.2%, to $1,727,180 for the year ended December 31, 2013, compared to general and administrative expenses of $1,568,067 for the year ended December 31, 2012 primarily due to increases in advertising and marketing and payroll expense as shown below. Significant variations within the general and administrative expenses were as follows:

	December 31, 2013	December 31, 2012	Increase (Decrease)
Advertising and marketing	$239,521	$72,971	$166,550
Payroll	624,517	483,253	141,264
Stock warrant expense	(20,441)	80,141	(100,582)
Freight and related expenses	143,225	204,763	(61,538)
Professional fees	375,914	420,384	(44,470)
Depreciation and patent amortization	31,623	12,965	18,658
All other general & admin. expenses	332,821	293,590	39,231
	$1,727,180	$1,568,067	$159,113

Advertising and marketing increased by $166,550 in the year ended December 31, 2013 compared to the year ended December 31, 2012 due to advertising and marketing activities related to its agreement with the NHRA including an onsite fan experience trailer, television commercials airing on ESPN2, a promotional video and upgrades to the Company’s websites. Additionally, $31,717 in merchandise was provided in exchange for advertising services to a national company in June of 2013.

Payroll expense increased by $141,264 in the year ended December 31, 2013 compared to the year ended December 31, 2012 due primarily to $112,453 in additional expense in 2013 for the cost of employee stock option plan. Other factors that combined to make up a remaining payroll expense increase of $28,811 were: the addition of a sales manager in March 2013, the annual increase in wages of some employees in January of 2013, partially offset by an increase in salary being allocated to research and development.

Stock warrant expense decreased by $100,582 for the year ended December 31, 2013 compared to the year ended December 31, 2012, due to the updated lower valuation of warrants previously issued offset partially by the charge to expense for stock warrants issued to note holders relating to the terms of certain debt instruments. As shown in footnote 6 of the Notes to the Company’s Consolidated Financial statements, the Company has recorded a warrant liability of $159,330 and $179,771 as of December 31, 2013 and 2012, respectively, which is based on the Black-Scholes valuation model to estimate the fair value of the warrants. The significant assumptions considered by the model were the remaining term of the warrants, the fair value per share stock price of $.17 and $.16, a risk free treasury rate for 1.5 years and 2.5 years of .260% and .305% at December 31, 2013 and December 31, 2012, respectively and an expected volatility of 60%.

Freight and related expenses decreased $61,538 in the year ended December 31, 2013 compared to the year ended December 31, 2012, primarily due to the receipt of fewer containers of finished product from our overseas manufacturers during the year ended December 31, 2013.

Professional fees decreased by $44,470 for the year ended December 31, 2013 compared to the year ended December 31, 2012, due primarily to a decrease in investor relations consulting expenses.

Depreciation and patent amortization expense increased by $18,658 in the year ended December 31, 2013 compared to the year ended December 31, 2012, due to the increased depreciation associated with the purchases of $139,293 of property and equipment purchased for the tactile enhanced live sports broadcast of the NHRA that began in the 3rd quarter of 2013.

Research and development expenses increased $121,532 to $197,006 for year ended December 31, 2013, compared to $75,474 for the year ended December 31, 2012. Increased research and development expense has resulted from the costs incurred in the research and development used to enable the Company to commercialize its patented broadcast technology for the ESPN2 broadcasts of the NHRA.

Loss from operations increased by $320,070 or 40.4% for the year ended December 31, 2013 to $1,113,155 as compared to $793,085 for the year ended December 31, 2012. The additional operating loss was primarily caused by the increase in general and administrative expense and research and development expense as explained above and by the decrease in Gross Profit.

Interest expense decreased $85,152 or 30.5%, to $193,776 for the year ended December 31, 2013, compared to interest expense of $278,928 for the year ended December 31, 2012. The decrease was due primarily to the conversion of debt to equity, as illustrated in Notes to the Financial Statements, Note number 7, and the refinancing of the Ohio innovation loan in December of 2012.

Our net loss increased $234,895 for the year ended December 31, 2013. We had net loss of $1,306,863 (or basic and diluted net loss per share of $0.02) compared to net loss of $1,071,968 (or basic and diluted net loss per share of $0.02) for the year ended December 31, 2012. The increase in loss was caused by the decrease in gross profit, the increase in general and administrative expense, and by the increase in research and development expense, partially offset by the decrease in interest expense, all explained above.

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

	December 31, 2013	December 31, 2012
Net Loss	$(1,306,863)	$(1,071,968)
Adjustments
Interest expense	193,776	278,928
Depreciation and patent amortization	31,623	12,965
Taxes	-	-
EBITDA	(1,081,464)	(780,075)
Less non-cash expenses from:
Stock warrant expense	(20,441)	80,141
Payment of stock and warrants to consultants	184,771	183,239
Employee stock options expense	153,455	41,002
Adjusted EBITDA	$(763,679)	$(475,693)

EBITDA decreased $301,389 or 38.6% to $(1,081,464) for the year ended December 31, 2013, compared to ($780,075) for the year ended December 31, 2012. The decrease was mainly due to the increase in net loss from operations, partially offset by a decrease in interest expense.

Adjusted EBITDA, decreased $287,986 or 60.5% to $(763,679) for year ended December 31, 2013, compared to Adjusted EBITDA, of $(475,693) for the year ended December 31, 2012. The decrease in adjusted EBITDA was less than the decrease in EBITDA for the year ended December 31, 2013, compared to the year ended December 31, 2012 by $13,403 due to the increase in Employee stock options expense partially offset by the decrease in Stock warrant expense.

Liquidity and Capital Resources

Total current assets were $652,638 at year ended December 31, 2013, consisting of cash of $140,231, net accounts receivable of $62,505, inventory of $443,761 and prepaid and other current assets of $6,141.

Total current liabilities were $2,162,311 as of December 31, 2013, consisting of accounts payable and accrued expenses of $909,626, current maturities of long-term debt of $1,144,339 and other current liabilities of $108,346.

As of December 31, 2013, our working capital deficit decreased $70,945 or 4.4% to $(1,509,673) compared to our working capital deficit of $(1,580,618) for the year ended December 31, 2012.

Cash Flows during the year ended December 31, 2013

During the year ended December 31, 2013, we had a net increase in cash and cash equivalents of $61,095 consisting of net cash used in operating activities of $979,423, net cash used in investing activities $139,293 and net cash provided by financing activities of $1,179,811.

Net cash used by operating activities was $979,423 for the year ended December 31, 2013, consisting of an increase in: accounts receivable and provision for credit losses of $41,494, and decreases in net inventory of $185,490, prepaid expenses of $125,498, accounts payable and accrued expenses of $250,901 and deferred revenue of $60,562. These changes were reduced by net loss of $1,306,863 which had adjustments for depreciation and amortization of $51,624, employee stock options of $153,455, stock and warrants issued for services of $184,771, and change in fair value of warrant liability of $(20,441).

Net cash used in investing activities was $139,293 for the year ended December 31, 2013, consisting of the purchase of property and equipment.

Net cash provided by financing activities was $1,179,811 for the year ended December 31, 2013, primarily consisting of proceeds from the sale of stock and warrants of $1,250,000, proceeds from options exercised of $12,487, partially offset by the payment of debt of $82,676.

The Company also expects to need approximately $2,000,000 of cash to purchase inventory: $800,000 within the next six months and $1,200,000 more within the succeeding 6 months. The Company expects to generate the these funds from operations with any deficit to be funded through capital raises. We estimate that for the next 12 months we will also need $325,000 for debt service.

The Company historically has incurred net losses, negative cash flows from operating activities, and has an accumulated deficit of approximately $9,200,000 at December 31, 2013. In addition, at December 31, 2013 the Company had a cash balance of $140,231 and working capital deficiency of approximately $1,510,000. Although the working capital deficiency has improved by approximately $1,817,000 since December 31, 2011, in both the near and long term, without additional financing, the Company is and will be in an illiquid position. The Company received cash through the sales of Common Stock and warrants to purchase Common Stock in the amount of $150,000 in the third quarter of 2011, $250,000 in the fourth quarter of 2011, $375,000 in the first quarter of 2012, $770,000 in the second quarter of 2012, $540,000 in the third quarter of 2012, $250,000 in the first quarter of 2013, $675,000 in the second quarter of 2013, $175,000 in the third quarter of 2013 and an additional $150,000 in the fourth quarter of 2013. The Company believes that the receipt of additional equity will enable it to purchase adequate inventory to meet its existing sales demand and to be able to increase sales through advertising and marketing related activities. There is no assurance that the Company will have any additional sales of stock or that the Company will be able to become operationally cash flow positive.

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

Item 8. Financial Statements and Supplementary Data.

Information required by this Item appears in the Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm contained in Item 15(a) (1 and 2).

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

The Company has no disagreements with its accountants.

On April 18, 2012, the Board of Directors of The Guitammer Company, a Nevada corporation, (the Company) dismissed Friedman LLP as our independent registered public accounting firm and approved the appointment of Schneider Downs & Co., Inc. (SD&Co) as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2012. SD&Co replaced Friedman LLP, as the Company’s independent registered public accounting firm effective April 18, 2012. The Board of Directors’ reason for the change in independent accounting firms was the need to have a firm that had offices located in close proximity to the Company’s location in Westerville, Ohio.

Item 9A. Controls and Procedures.

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

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 ("Exchange Act"), the Company carried out an evaluation, with the participation of the Company’s management, including Mark Luden, the Company's Chief Executive Officer ("CEO") and Richard Conn, the Company's Chief Financial Officer ("CFO") (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2013 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure, due to the material weaknesses described below.

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

Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on its evaluation our management concluded that our internal control over financial reporting was not effective as of December 31, 2013.

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

Changes in Internal Controls

During the year ended December 31, 2013, there were no significant changes in internal controls of the Company or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 9B. Other Information.

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Our executive officers and directors and their ages and positions are as follows:

Name	Age	Position
Mark A. Luden	54	President, CEO, Secretary and Director
Richard E. Conn	58	Chief Financial Officer and Treasurer
Marvin Clamme	60	Vice President of Engineering
Kenneth McCaw	62	Director
Walter J. Doyle	78	Director

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

In addition to leading the strategic and day-by-day operations of the Company, Mr. Luden is a member of the Consumer Electronics Association (CEA) Board of Industry Leaders and has served as Chairman of the Small Business Council, the Chairman of Division Executive Board, and was a member of the Executive Board of the CEA for 2010 and 2011. Mr. Luden is also a member of the Standards Committee of the Society of Motion Picture and Television Engineers (SMPTE). Mr. Luden’s said past sales and managerial experience and serving as our President, CEO, Secretary, and a member of our board of directors since 1999, being a substantial shareholder of the Company and his affiliation with the CEA, led the Board of Directors to the conclusion that he is qualified to serve as a director of the Company.

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

Element	Characteristics	Purpose
Base salary	Fixed annual cash compensation;all executives are eligible for periodic increases in base salary based on performance and market pay levels.	Keep our annual compensation competitive with the market for skills and experience necessary to meet the requirements of the executive's role with us.
Long-term equity incentive plan awards (stock options)	Performance-based equity award which has value to the extent our common stock price increases over time; targeted at the market pay level and/or competitive practices at similar companies.	Align interest of management with shareholders; motivate and reward management to increase the shareholder value of the company over the long term.
Health & welfare benefits	Fixed component. The same/compar- able health & welfare benefits (medical and disability insurance) are available for all full-time employees.	Provides benefits to meet the health and & welfare needs of employees and their families.

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

We consider market pay levels among individuals in comparable positions with transferable skills within our industry and comparable companies in general industry. When establishing the base salary of any executive officer, we also consider business requirements for certain skills, individual experience and contributions, the roles and responsibilities of the executive and other factors. We believe a competitive base salary is necessary to attract and retain an executive management team with the appropriate abilities and experience required to lead us. Approximately 30% to 90% of an executive officer’s total cash compensation, depending on the executive's role with us, is paid as a base salary.

The base salaries paid to our named executive officers are set forth below in the Summary Compensation Table - See "Summary of Compensation." For the fiscal year ended December 31, 2013, cash compensation to our named executive officers was $110,000 to our chief executive officer and $75,000 to our CFO.

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

Overview of 2013 Compensation

 We believe that the total compensation paid to our named executive officers for the fiscal year ended December 31, 2013 does not achieve the overall objectives of our executive compensation program. Executive compensation for 2013 was competitive with comparable companies. See "Summary of Compensation."

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

Summary Compensation Table The table below sets forth for our last four completed fiscal years, the compensation earned by our President and CEO and CFO, who are our only “Named Executive Officers”.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary		Option Awards($)(1)	All Other Compensation ($)(2)	Total ($)
Mark A. Luden	2013	$100,000		$-	$1,394	$101,394
President, CEO, Secretary	2012	$117,692	(3)	$472,602	$1,499	$581,793
	2011	$100,000		$-	$1,226	$101,226
	2010	$96,154		$-	$1,002	$97,156

Richard E. Conn	2013	$75,000		$-	$2,119	$77,119
CFO	2012	$71,250		$76,017	$1,999	$149,266
	2011	$52,500		$-	$1,640	$54,140
	2010	$50,481		$-	$1,337	$51,818

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

(2)	Represents health insurance premiums paid by the Company.
(3)	Includes $10,000 performance bonus from 2012, paid in 2013.

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

Outstanding Equity Awards at Fiscal Year End

The table below shows outstanding equity awards for the Company's executive officers as of the fiscal year ended December 31, 2013, which equity awards consists of ten-year, non-qualified stock options granted under the Company’s 1999 Non-Qualified Stock Option Plan (the "1999 Options"), all of which are vested and exercisable but none of which have been exercised and options granted under the 2012 ISOP, none of which are vested.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
	(1)
Mark A. Luden, CEO	3,922,023	0	0	$0.0032	(2)	0	$0	0	$0
	6,241,200	0	0	$0.02	(3)	0	$0	0	$0
	3,000,000	0	3,0000,000	.25	(4)	3,000,000	$0	3,000,000	$0
Richard E. Conn, CFO	355,629	0	0	$.0032	(5)	0	$0	0	$0
	500,000	0	500,000	.25	(6)	200,000	$0	200,000	$0
	200,000	0	0	$.0032	(7)	0	$0	0	$0

(1)	Post-Reorganization shares aggregate 13,496,556 shares at a conversion ratio of 31,206 to 1.
(2)	Options for 1,390,851 shares expire June 29, 2019, for 1,029,798 shares December 14, 2019 and for 1,501,374 shares December 30, 2019.
(3)	Options for 1,248,240 shares expire February 28, 2017 and for 4,992,960 shares March 12, 2019.
(4)
Options for 3,000,000 shares expire November 25, 2022. Shares vest 1,000,000 on November 25, 2013, 1,000,000 on November 25, 2014, and 1,000,000 on November 25, 2015. Since the options are exercisable at $.25 and the Company’s stock is currently trading at $0.1495, management believes these options have no value as of the filing date of this form.

(5)	Options for 355,629 shares expire June 29, 2019 and were assigned to Richard E. Conn from Mark A. Luden, CEO on April 19, 2012.
(6)
Options for 500,000 shares expire January 31, 2022. Shares vest 300,000 on January 31, 2013, 100,000 on January 31, 2014, and 100,000 on January 31, 2015. Since the options are exercisable at $.25 and the Company’s stock is currently trading at $.15, management believes these options have no value as of the filing date of this form.

(7)	Options for 200,000 shares expire December 30, 2019 and were purchased from Kenneth McCaw on November 25, 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information concerning the beneficial ownership of the Company’s Common Stock on December 31, 2013 by (i) each person who is known by the Company to own beneficially more than 5% of the Common Stock, (ii) each director of The Guitammer Company, (iii) each of the executive officers of The Guitammer Company and (iv) all directors and executive officers of The Guitammer Company as a group.

Name and Address(1) of Beneficial Owner	Shares Beneficially Owned		Options and Warrants Beneficially Owned		Total Shares and Options Beneficially Owned	Percentages(2)

Mark Luden President, CEO and Director	5,943,110		13,213,223	(6)	19,156,333	21.02%

Richard E. Conn, CFO and Treasurer	35,206		855,629		1,090,835	1.38%

Marvin Clamme Vice President	6,397,230		5,297,166		11,694,396	14.06%

Kenneth McCaw Director	2,340,450		8,153,946		10,494,396	12.29%

Walter J. Doyle(3) Director	1,907,614		200,000		2,107,614	2.70%

Christopher Doyle(4) 8234 Glencullen Ct. Dublin, OH 43017	12,741,746	(4)	6,887,428		19,629,174	23.15%

Thelma G. Gault 91 Shelby Street Eminence, KY 40019	2,590,098		-		2,590,098	3.32%

Julie E. Jacobs Trust c/o Francine I. Jacobs, Trustee 1105 Schrock Road Suite 602 Columbus, OH 43229	9,413,451		2,083,857		11,497,308	14.37%

Gerald Jacobs(5) 1105 Schrock Road Suite 602 Columbus, OH 43229	4,046,787		400,000		4,446,787	5.68%

All Officers and Directors as a Group (5 Persons)	16,623,610		27,919,964		44,543,374	42.09%

(1)	Addresses for the officers and directors are the Company’s address.
(2)
The number of shares of Common Stock owned are those "beneficially owned" as determined under SEC regulations, including any shares of Common Stock as to which a person has sole or shared voting or investment power and any shares of Common Stock which the person has the right to acquire within 60 days through the exercise of any option, warrant or right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. As of December 31, 2013, there were 75,905,248 shares of Common Stock outstanding.

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

Item 13. Certain Relationships and Related Transactions and Director Independence.

Except for the transactions described below, none of our directors, officers or principal shareholders, or any associate or affiliate of the foregoing, have any interest, direct or indirect, in any transaction or in any proposed transactions, during the years ended December 31, 2013 and 2012.

In July of 2009, we entered into a Working Capital Loan and Consulting Agreement (the “Working Capital Loan”), with Forest Capital, LLC (“Forest”), which is controlled by Walter J. Doyle, a Director of the Company. Pursuant to the Working Capital Loan, Forest loaned us an aggregate of $250,000, which amount bore interest at the rate of 10% per annum. The principal amount of the loan was initially payable by us upon the earlier to occur of (a) the completion of a significant funding transaction or (b) December 31, 2009, provided that the Company could extend the loan to December 31, 2010, provided that we pay all of the accrued interest then due on the loan by December 31, 2009, and that we agree to increase the interest rate of the Working Capital Loan to 20% per annum, compounded monthly and payable annual. The Working Capital Loan was so extended and was due on demand. As of February 29, 2012, the balance due on this loan was $150,000. In consideration for Forest agreeing to the Working Capital Loan, we agreed to issue and in January 2010 issued to Forest 85.3 shares of Guitammer-Ohio which because of the Reorganization have been converted into an aggregate of 2,661,871 shares of the Company’s common stock (subsequently transferred to The Walter J. Doyle Trust) and granted 10-year options to purchase shares of Guitammer-Ohio which because of the Reorganization have been converted into options to purchase 655,326 shares of the Company’s Common Stock at an exercise price of $0.02 per share. Also, the Company’s directors, including Mr. Luden, Mr. McCaw and Mr. Clamme agreed to transfer and have each transferred to Forest options to purchase shares of Guitammer-Ohio which because of the Reorganization have been converted into options to purchase 2,014,971 shares of the Company’s Common Stock (a total of 6,044,914 shares) at an exercise price of $0.02 per share. Also, the Company agreed to provide Forest the right to appoint one member of the board of directors of the Company, which member is Mr. Doyle. On December 21, 2011, $100,000 of the principal and all interest due on the loan was converted to shares of the Company’s stock pursuant to the note conversion agreement. Also, the note was amended on December 21, 2011 reissued and now bears interest at a rate of 8%. The first interest payment was due on January 3, 2013 and was paid by issuing 49,562 shares of the Company’s stock. On January 27, 2014, the Guitammer Company (the Company) entered into a Note Restatement Agreement with a revised principal balance of $162,106.52, which is the sum of (a) $150,000, the original unpaid principal amount of the 2011 Note, plus (b) $12,106.52, which is the unpaid accrued interest on that original unpaid principal balance computed from January 1, 2013 through January 3, 2014, and which is being converted into unpaid principal as of January 3, 2014. All accrued and unpaid interest on the Note is payable on January 3, 2015, and all unpaid principal and all remaining accrued and unpaid interest on the Note is payable in full on January 3, 2016.

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

In February 2009, the Gault Loan was amended again to subordinate the repayment of the loan to the repayment of the Credit Agreement described below. In November 2010, the Gault Loan was amended once again to subordinate the repayment of the loan to the repayment of the Julie E. Jacobs Trust’s and the Standard Energy Company’s loans described below. The outstanding balance on the Gault Loan as of December 31, 2013 was $584,352.

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

Additionally, in connection with the Credit Agreement, we agreed to grant to certain of our key employees, directors and officers options to purchase shares of Guitammer-Ohio which because of the Reorganization were converted into options to purchase shares of our Common Stock, as follows:

•	Ken McCaw – Options to purchase 3,744,720 shares of Common Stock;
•	Marvin Clamme – Options to purchase 3,744,720 shares of Common Stock; and
•	Mark Luden – Options to purchase 4,992,960 shares of Common Stock.

All of the options have an exercise price of $0.02 per share and have vested.

The Credit Agreement is due and payable on demand. The balance due of the Credit Agreement as of December 31, 2013 was $396,448.

On April 7, 2010 the Julie E. Jacobs Trust (“Jacobs Trust”) loaned us $100,000. The loan was due on June 7, 2010 but has not been paid. The Note bore interest at the rate of 30% per annum and was payable on demand. As additional consideration for the loan, the Company agreed to issue to the Jacobs Trust Warrants to purchase 125,003 shares of our Common Stock post- Reorganization at $0.005 per share at the time of a Company IPO. On December 21, 2011, the interest due on the loan was converted to shares of the Company’s stock pursuant to the note conversion agreement. Also, the note was amended on December 21, 2011 reissued and now bears interest at a rate of 8%. The first interest payment was due on January 3, 2013 and was paid by issuing 33,042 shares of the Company’s stock. On January 27, 2014, the Company entered into a Note Restatement Agreement with the Julie Jacobs Trust with a revised principal balance of $108,071.01, which is the sum of (a) $100,000, the original unpaid principal amount of the 2011 Note, plus (b) $8,071.01, which is the unpaid accrued interest on that original unpaid principal balance computed from January 1, 2013 through January 3, 2014, and which is being converted into unpaid principal as of January 3, 2014. All accrued and unpaid interest on the Note is payable on January 3, 2015, and all unpaid principal and all remaining accrued and unpaid interest on the Note is payable in full on January 3, 2016.

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

 Director Independence

In the opinion of the Board of Directors, no Director may be deemed independent.

Item 14. Principal Accounting Fees and Services.

	Year ending	Year ending
	December 31, 2013	December 31, 2012
Audit and review fees	$61,000	$61,000
Audit-related Fees	-	-
Tax fees	-	-
All other fees	-	-

PART IV

Item15. Exhibits, Financial Statement Schedules.

1. Consolidated Financial Statements.

The following consolidated financial statements of The Guitammer Company and subsidiary, are submitted as a separate section of this report (See F-pages) and are incorporated by reference in Item 8:

F1	- Report of Independent Registered Public Accounting Firm
F2	- Consolidated Balance Sheets as of December 31, 2013 and 2012
F3	- Consolidated Statements of Operations for the years ended December 31, 2013 and 2012
F4	- Consolidated Statement of Changes in Stockholders' Deficit for the years ended December 31, 2013 and 2012
F6	- Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012
F7	- Notes to Consolidated Financial Statements

All schedules are omitted because they are either not required or not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Guitammer Company

We have audited the accompanying consolidated balance sheets of The Guitammer Company (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2013 and 2012. The Guitammer Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Guitammer Company as of December 31, 2013 and 2012 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2013 and 2012 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Schneider Downs & Co., Inc.

Columbus, Ohio
March 13, 2014

To the Board of Directors and Stockholders of
The Guitammer Company

THE GUITAMMER COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$140,231	$79,136
Accounts receivable, net	62,505	21,011
Inventory	443,761	629,251
Prepaid expenses and other current assets	6,141	131,639
Total current assets	652,638	861,037

Property and equipment, net	127,186	12,208
Deferred financing costs, net	38,335	58,336
Other assets	21,472	28,780
Total Assets	$839,631	$960,361

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Line of credit	$39,523	$39,523
Accounts payable	533,438	742,451
Accrued expenses	376,188	459,168
Deferred revenue	68,823	129,385
Current portion of long-term debt - related parties	584,352	517,004
Current portion of long-term debt - non-related parties	559,987	554,124
Total current liabilities	2,162,311	2,441,655

Long-term debt, net of current portion - related parties	250,000	317,348
Long-term debt, net of current portion - non related parties	302,479	391,018
Total Liabilites	2,714,790	3,150,021

Commitments	-	-

Stockholders' deficit
Common stock, par value of $.001, 150,000,000 shares authorized; 77,905,248 and 68,779,482 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively	77,906	68,780
Additional paid-in capital	7,253,730	5,641,492
Accumulated deficit	(9,206,795)	(7,899,932)
Total Stockholders' deficit	(1,875,159)	(2,189,660)
Total Liabilities and Stockholders' deficit	$839,631	$960,361

See accompanying Notes to Consolidated Financial Statements.

THE GUITAMMER COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2013	2012

Total revenue	$1,917,300	$2,132,624

Cost of goods sold	1,106,269	1,282,168
Gross profit	811,031	850,456

Operating expenses
General and administrative	1,727,180	1,568,067
Research and development	197,006	75,474
	1,924,186	1,643,541

Loss from operations	(1,113,155)	(793,085)

Other income (expense)
Interest expense	(193,776)	(278,928)
Interest income	68	45
	(193,708)	(278,883)

Loss before provision for income taxes	(1,306,863)	(1,071,968)

Provision for income taxes	-	-
Net loss attributable to common stockholders	$(1,306,863)	$(1,071,968)

Basic and diluted loss per share	$(0.02)	$(0.02)

Basic and diluted weighted average common shares outstanding	73,712,472	64,861,800

See accompanying Notes to Consolidated Financial Statements.

THE GUITAMMER COMPANY

CONSOLIDATED STATEMENT OF CHANGES  IN STOCKHOLDERS' DEFICIT

YEARS ENDED DECEMBER 31, 2013 AND 2012

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2012	56,428,039	$56,428	$3,076,666	$(6,827,964)	$(3,694,870)

Common stock and warrants issued in connection with debt retirement	4,319,906	4,321	527,173	-	531,494

Employee stock options issued vesting over 3 years	-	-	41,002	-	41,002

Warrants issued in connection with debt requirements	-	-	134,741	-	134,741

Common Stock and warrants issued for services	760,331	760	182,479	-	183,239

Options exercised for common stock purchase	531,206	531	1,171	-	1,702

Common stock and warrants issuance	6,740,000	6,740	1,678,260	-	1,685,000

Net loss	-	-	-	(1,071,968)	(1,071,968)
Balance, December 31, 2012	68,779,482	$68,780	$5,641,492	$(7,899,932)	$(2,189,660)

Common stock and warrants issued to retire accrued interest	82,604	82	20,569	-	20,651

Employee stock options issued vesting over 3 years	-	-	153,455	-	153,455

Common stock and warrants issued for services	949,500	950	183,821	-	184,771

Options/warrants exercised for common stock purchase	906,162	906	11,581	-	12,487

Common stock and warrants issuance	7,187,500	7,188	1,242,812	-	1,250,000

Net loss	-	-	-	(1,306,863)	(1,306,863)
Balance, December 31, 2013	77,905,248	$77,906	$7,253,730	$(9,206,795)	$(1,875,159)

See accompanying Notes to Consolidated Financial Statements.

THE GUITAMMER COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2013	2012
Cash flows from operating activities
Net loss	$(1,306,863)	$(1,071,968)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and patent amortization	31,623	12,965
Amortization of deferred financing fees	20,001	21,372
Employee stock options	153,455	41,002
Stock and warrants issued for services	184,771	180,989
Warrants issued in connection with debt requirements	-	134,741
Change in fair value of warrant liability	(20,441)	(54,600)

Changes in assets and liabilities
Accounts receivable	(41,494)	(19,892)
Inventory	185,490	(573,024)
Prepaid expenses	125,498	(64,807)
Accounts payable and accrued expenses	(250,901)	13,612
Deferred revenue	(60,562)	(69,854)
Net cash used in operating activities	(979,423)	(1,449,464)

Cash flows from investing activities
Purchase of property and equipment	(139,293)	(3,850)
Net cash used in investing activities	(139,293)	(3,850)

Cash flows from financing activities
Proceeds from stock and warrants	1,250,000	1,685,000
Proceeds from options exercised	12,487	1,702
Proceeds from debt	-	312
Payment of debt	(82,676)	(209,696)

Net cash provided by financing activities	1,179,811	1,477,318

Net increase in cash and cash equivalents	61,095	24,004
Cash and cash equivalents, beginning of year	79,136	55,132
Cash and cash equivalents, end of year	$140,231	$79,136

Supplemental disclosure of cash flow information
Cash paid during the period for
Interest	$176,734	$183,462
Income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities
Issuance of common stock in connection with debt retirement	$20,651	$531,494
Issuance of common stock and warrants for professional services	$184,771	$183,239
Increase in deferred financing costs in connection with debt refinancing	$-	$35,183

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

Accounts receivable are uncollateralized customer obligations due under normal trade terms generally requiring payment within 30 days from the invoice date. The Company recorded an allowance of approximately $4,600 at December 31, 2013 and December 31, 2012.

1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventory
Inventory, consisting of finished goods, is stated at the lower of cost or market. Cost is determined using the weighted average method. Inventory that is determined to be obsolete or not sellable is expensed immediately. The Company recorded a reserve for obsolete items of $10,415 at December 31, 2013 and December 31, 2012.

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

Deferred Revenue
The Company received prepayment for products from some of its customers as the Company requires prepayment before goods are shipped to all international customers. As of December 31, 2013 and December 31, 2012 the Company had deferred revenue of $68,823 and $129,385, respectively. The Company recognizes revenue and decreases deferred revenue in accordance with the revenue recognition policy.

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

There were no uncertain tax positions at December 31, 2013 or December 31, 2012, as the Company’s tax positions for open years meet the recognition thresholds of more likely than not to be sustained upon examinations. When necessary, the Company would accrue penalties and interest related to unrecognized tax benefits as a component of income tax expense. Tax returns for the years 2010 through 2012 are currently open to examination. Tax returns prior to 2010 are no longer subject to examination by tax authorities.

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

The carrying amount reported in the balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of the long term debt and revolving line of credit at December 31, 2013 and December 31, 2012 approximated the carrying amount based on interest rates that were close to market rates or being close to maturity and were determined on a Level 2 measurement.

The Black-Scholes valuation model is used to estimate the fair value of the warrants. The significant assumptions considered by the model were the remaining term of the warrants, the fair value per share stock price of $.17 and $.16, a risk free treasury rate for 1.5 years and 2.5 years of .260% and .305% at December 31, 2013 and December 31, 2012, respectively and an expected volatility of 60%. At December 31, 2013 and December 31, 2012, the fair value of warrants were determined on a Level 2 measurement.

1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising
Costs of advertising and marketing are expensed as incurred including the cost of making commercials. Advertising and marketing costs were $239,521 and $72,971 for the years ending December 31, 2013 and 2012, respectively.

Shipping and Handling
Shipping and handling costs of approximately $124,204 and $154,500 for the years ending December 31, 2013 and 2012, respectively, are included in general and administrative expenses in the statements of operations.

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

	December 31,	December 31,
	2013	2012

Potentially dilutive securities:
Outstanding time-based stock options	40,761,505	44,725,371
Outstanding time-based warrants	18,154,428	11,273,178

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

1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

2 - GOING CONCERN

The Company has incurred net losses, negative cash flows from operating activities, and has an accumulated deficit of approximately $9,200,000 at December 31, 2013. In addition, at December 31, 2013 the Company had a cash balance of approximately $140,000 and working capital deficiency of approximately $1,510,000. The Company has relied upon cash from its financing activities to fund its ongoing operations as it has not been able to generate sufficient cash from its operating activities in the past and there is no assurance it will be able to do so in the future. Unless the Company can obtain additional cash resources, these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

3 - PROPERTY AND EQUIPMENT, NET

	December 31,	December 31,
	2013	2012
Equipment and electronics	$179,659	$108,755
Vehicles	35,043	-
Furniture and fixtures	20,257	20,257
Leasehold improvements	12,313	12,313
	247,272	141,325

Less accumulated depreciation	(120,086)	(129,117)
Property and equipment, net	$127,186	$12,208

Depreciation expense for the years ended December 31, 2013 and 2012 was $24,315 and $5,657, respectively.

4 - DEFERRED FINANCING COSTS, NET

	December 31,	December 31,
	2013	2012
Deferred financing costs	$139,990	$139,990
Less Accumulated Amortization	(101,655)	(81,654)
Deferred financing costs, net	$38,335	$58,336

Amortization expense for deferred financing costs was $20,001 and $21,372 for the years ended December 31, 2013 and 2012 respectively. In December 2012, the Ohio Innovation Loan was modified and the Company incurred approximately $35,000 in financing costs which will be amortized over the remaining life of the loan.

5 - LINE OF CREDIT

The Company has entered into an unsecured line of credit arrangement with Key Bank, which carries a maximum possible loan balance of $40,000 at an annual interest rate of 6.25% and is due on demand. As of December 31, 2013 and December 31, 2012, the Company had borrowed $39,523.

6 - ACCRUED EXPENSES

Accrued expenses consisted of the following at December 31, 2013 and December 31, 2012:

	December 31,	December 31,
	2013	2012
Accrued payroll	$9,471	$36,118
Accrued interest	160,398	184,008
Warrant liability	159,330	179,771
Miscellaneous accrued expenses	46,989	59,271
	$376,188	$459,168

As more fully described in footnote 8, the Company has recorded a warrant liability of $159,330 and $179,771 as of December 31, 2013 and December 31, 2012, respectively, which is based on the Black-Scholes valuation model to estimate the fair value of the warrants. The significant assumptions considered by the model were the remaining term of the warrants, the fair value per share stock price of $.17 and $.16, a risk free treasury rate for 1.5 years and 2.5 years of .260% and .305% at December 31, 2013 and December 31, 2012, respectively and an expected volatility of 60%.

7 - DEBT

Debt payable to related parties is as follows:

	December 31,	December 31,
	2013	2012

Note payable to Forest Capital, an affiliate of the Walter J. Doyle Trust, a stockholder, in the original amount of $250,000 at an annual interest rate of 10%. Effective December 13, 2009, the annual interest rate increased to 20%. On December 21, 2011, $100,000 of the note was converted to shares of stock at a price of $.25 per share and the note was amended decreasing the annual interest rate to 8% with interest payable annually on January 3rd and with the principal balance due on January 3, 2014. The note was extended on January 27, 2014 to January 3, 2016 and the interest due at January 3, 2014 was included in the new note balance of $162,107. In connection with the note extension, 324,000 warrants to purchase stock at $0.24 per share were issued in return for the agreement to extend the note to January 3, 2016.
	$150,000	$150,000

Note payable to Julie E. Jacobs Trust in the original amount of $100,000 at an annual interest rate of 20%. Effective September 26, 2010, the annual interest rate increased to 30% with the note payable on demand. On December 21, 2011, note was amended decreasing the annual interest rate to 8% with interest payable annually on January 3rd and with the principal balance due on January 3, 2014. The note was extended on January 27, 2014 to January 3, 2016 and the interest due at January 3, 2014 was included in the new note balance of $108,071. In connection with the note extension 216,000 warrants to purchase stock at $0.24 per share were issued in return for the agreement to extend the note to January 3, 2016.
	100,000	100,000

Note payable to Thelma Gault, a stockholder, in the original amount of $800,000 at an interest rate of 10%. The loan is collateralized by all assets of the Company, and on April 25, 2008 signed an agreement in which her collateralization is shared with the State of Ohio. On November 18, 2010, Thelma Gault signed an agreement subordinating up to $700,000 of debt to the Walter Doyle Trust and the Julie Jacobs Trust and to Standard Energy through the Julie Jacobs Trust. Note is due on June 1, 2014.	584,352	584,352

Total debt payable to related parties	$834,352	$834,352
Less current portion of debt payable to related parties	584,352	517,004
Long term debt payable to related parties	$250,000	$317,348

7 - DEBT (Continued)

	December 31,	December 31,
	2013	2012
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
	$391,018	$472,771

Notes payable to Merrill Lynch in the original amount of $400,000, with interest payable at Libor plus .56%. In addition, this debt is guaranteed 50% each by the Walter J. Doyle Trust and the Julie E. Jacobs Trust. As compensation for their guarantees, the trusts receive 4% per annum and share a first position lien on all assets. The note is due on demand.	396,448	397,371

Notes payable to four different investors in the original amount of $250,000 at an interest rate of 12%. On January 31, 2012, all of these notes except for a $75,000 note were converted to shares of stock at a price of $.25 per share. The $75,000 note was due June 30, 2012 and is now considered due on demand.	75,000	75,000

Other debt	$862,466	$945,142
Less current portion of debt payable to non-related parties	559,987	554,124
Long term debt payable to non-related parties	$302,479	$391,018

The principal maturities of the notes payable for the next five years and in the aggregate are as follows:

Year ending
December 31,
2014	$1,144,339
2015	302,479
2016	250,000
2017	-
2018	-
$1,696,818

The Company is not in compliance with certain debt covenants and has not received waivers from the lender. As a result, the note payable with an outstanding balance of $75,000 is due on demand and is classified as current in the accompanying balance sheets.

7 - DEBT (Continued)

Conversion of debt
During the year ended December 31, 2013 and the year ended December 31, 2012, certain debt instruments were converted to equity. Prior to conversion, some of these debt instruments were modified to include a debt conversion feature. Based on the terms of the transactions, these modifications and conversion were treated as equity transactions.

The following table lists debt that was converted during the year ended December 31, 2013:

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

8 - STOCKHOLDERS’ DEFICIENCY

Stock Sales
During the year ended December 31, 2013, the company sold 7,187,500 shares of stock and warrants (one share of stock and one warrant equals one unit) as part of a private placement memorandum; 1,000,000 of the units were sold for $.25 per unit with the stock warrants exercisable at $.36 per share, 250,000 of the units were sold for $.20 per unit with the stock warrants exercisable at $.24 per share and 5,937,500 of the units were sold to existing private placement investors for $.16 per unit with the stock warrants exercisable at $.24 per share. Additionally, stock options and warrants were exercised for the purchase of 906,162 shares at a purchase price ranging from $.0032 to $.021 per share. During the year ended December 31, 2012, the Company sold 6,740,000 shares of stock and warrants as part of a private placement memorandum for $.25 per share. Additionally, stock options were exercised for the purchase of 531,206 shares at $.0032 per share. The stock warrants were issued as a part of stock sales and are exercisable at $.36 per share. The total cash raised was $1,250,000 and $1,685,000 for the years ended December 31, 2013 and December 31, 2012, respectively.

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

	Number of Options	Range of Exercise Price	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Weighted Average Grant Date Fair Value
Outstanding options as of January 1, 2012	42,068,497	$.00320 -$.02131	$.01664	6.34	$.01301
Options granted	3,600,000	$.25000	$.25000	9.77	$.22534
Options cancelled/expired	(411,920)	$.00320- .02131	$.01006	1.88	$.00584
Options exercised	(531,206)	$.00320	$.00320	6.12	$.01844
Outstanding options as of December 31, 2012	44,725,371	$.00320 -$.25000	$.01993	6.08	$.03561
Options granted	-
Options cancelled/expired	(3,370,248)	$.02131	$.02131	-	$.01168
Options exercised	(593,618)	$.00320 - .02131	$.01819	5.78	$.02433
Outstanding options as of December 31, 2013	40,761,505	$.00320 -$.25000	$.03704	5.55	$.03285

8 - STOCKHOLDERS’ DEFICIENCY (continued)

The following table provides information about options under the Plan that are outstanding and exercisable as of December 31, 2013:

	Options Outstanding
Exercise Price	As of December 31, 2013	Weighted Average Contractual Life Remaining	Options Exercisable As of December 31, 2013
$.00320	10,056,677	5.76 years	10,056,677
$.02131	27,104,828	5.05 years	27,104,828
$.25000	3,600,000	8.77 years	1,360,000
	40,761,505		38,521,505

Included in the above table are 6,791,614 options to non-employees and 33,969,891 to officers, directors and employees of the Company.

Warrants
The Company has 18,154,428 and 11,273,178 warrants outstanding as of December 31, 2013 and December 31, 2012, respectively. For the year ended December 31, 2013; 7,187,500 warrants were issued in connection with the sale of common stock and the Company issued 717,500 warrants in exchange for services. For the year ended December 31, 2012; 6,740,000 warrants were issued in connection with the sale of common stock, 656,250 warrants were issued with an exercise price of $.005 relating to the terms of certain debt instruments and the Company also issued 680,000 warrants in exchange for services. The expiration date of 225,006 warrants was extended to July, 2014 and reduced by 6 to 225,000 warrants as a part of a debt to stock conversion agreement.

On October 18, 2013, the Company extended any unexpired Common Stock Purchase Warrants for one additional year for all unexpired warrants issued in connection with investments in the PPM and the follow-up PPM.

This table summarizes the activity for all warrants:

8 -   STOCKHOLDERS’ DEFICIENCY (continued)

	Number of	Exercise
	Warrants	Price	Expiration Date
Outstanding Warrants from
January 1, 2011	1,291,928	$.02131	July, 2015
Warrants Granted	400,000	$.36000	October, 2014
	400,000	$.36000	November, 2014
	200,000	$.36000	December, 2014
	225,000	$.25000	July, 2014
Outstanding Warrants from		$.02131-	Expiration dates
December 31, 2011	2,516,928	$.36000	As listed above
Warrants Granted	312,500	$.00500	May, 2014
	80,000	$.36000	January, 2014
	900,000	$.36000	January, 2015
	80,000	$.36000	February, 2014
	200,000	$.36000	February, 2015
	80,000	$.36000	March, 2014
	100,000	$.36000	March, 2015
	80,000	$.36000	April, 2014
	1,460,000	$.36000	April, 2015
	80,000	$.36000	May, 2014
	320,000	$.36000	May, 2015
	80,000	$.36000	June, 2014
	340,000	$.36000	June, 2015
	80,000	$.36000	July, 2014
	120,000	$.36000	July, 2015
	80,000	$.36000	August, 2014
	40,000	$.36000	September, 2014
	2,500,000	$.24000	May, 2016
	200,000	$.24000	June, 2016
	500,000	$.24000	September, 2015
	100,000	$.24000	October, 2016
Outstanding Warrants from		$.00500-	Expiration dates
December 31, 2012	10,249,428	$.36000	As listed above
Warrants Granted	120,000	$.36000	January, 2015
	40,000	$.36000	February, 2015
	40,000	$.36000	March, 2015
	1,000,000	$.36000	March, 2016
	40,000	$.36000	April, 2015
	40,000	$.36000	May, 2015
	3,906,250	$.24000	May, 2016
	62,500	$.24000	June, 2015
	312,500	$.24000	June, 2016
	62,500	$.24000	July, 2015
	250,000	$.24000	July, 2016
	62,500	$.24000	August, 2015
	62,500	$.24000	September, 2015
	781,250	$.24000	September, 2016
	62,500	$.24000	October, 2015
	156,250	$.24000	October, 2016
	62,500	$.24000	November, 2015
	781,250	$.24000	November, 2016
	62,500	$.24000	December, 2015
Outstanding Warrants as of		$.00500-	Expiration dates
December 31, 2013	18,154,428	$.36000	As listed above

8 - STOCKHOLDERS’ DEFICIENCY (continued)

The warrants for 1,219,928 shares issued prior to January 1, 2011, include certain provisions that protect the holders from a decline in the stock price of the Company. As a result of those provisions, the Company recognizes the warrants as liabilities at their fair values on each reporting date.

As shown in footnote 6, the Company has recorded a warrant liability of $159,330 and $179,771 as of December 31, 2013 and December 31, 2012, respectively, which is based on the Black-Scholes valuation model to estimate the fair value of the warrants.

The significant assumptions considered by the model were the remaining term of the warrants, the fair value per share stock price of $.17 and $.16, a risk free treasury rate for 1.5 years and 2.5 years of .260% and .305% at December 31, 2013 and December 31, 2012, respectively and an expected volatility of 60%.

9 - COMMITMENTS

On September 1, 2009, the Company entered into a four year lease for the rental of the office and warehouse space expiring on August 31, 2013. In July of 2013, the Company entered into a four year extension of the lease for the rental of the office and warehouse space expiring on August 31, 2017. Under the terms of the current lease and the four year extension, the Company’s future minimum rental payments are: $85,256 for 2014, $86,600 for 2015, $89,000 for 2016, and $60,400 for 2017. Total rent expense under operating leases for the years ending December 31, 2013 and 2012 amounted to approximately $84,664 and $77,716, respectively.

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

Stock and warrants issued for services

During 2013, the Company issued 949,500 shares of common stock and 717,500 warrants for services valued at $184,771.

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

On May 20, 2013, the Company entered into a 3 month agreement with JFenway LLC for investor relations services. Under the terms of the agreement JFenway LLC was compensated at a rate of 100,000 shares of common stock for the 3 months of services.

10 - CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. Receivables are stated at the amounts management expects to collect from outstanding balances. Generally, the Company does not require collateral or other security to support contract receivables.

The Company had no major customers in 2013 and one major customer in 2012. A major customer is defined as one that purchases ten-percent or more in a reporting period. Net sales for the years ending December 31, 2013 and 2012 include sales to the following major customer:

Customer	2013	2012
AV Industry Le Havre	6.7%	10.9%

We had no accounts receivable balance from AV Industry Le Havre at December 31, 2013 and December 31, 2012.

The Company had major suppliers in each of the reporting periods presented. A major supplier is defined as one that provides ten-percent or more of total cost-of-sales in a particular reporting period or has an outstanding account payable balance of ten-percent or more as of the reporting period.

	December 31,
	2013		2012
	Purchases During Period	Account Payable Percentage at end of Period	Purchases During Period	Account Payable Percentage at end of period
Eminence Speaker LLC	52%	46%	38%	45%
Sonavox Canada, Inc.	32%	16%	19%	19%
Actiway Industrial Co.	9%	25%	41%	19%

11 - RELATED PARTY TRANSACTIONS

One of the Company’s shareholders is also a note holder and a minority shareholder of a major supplier to the Company. This shareholder is a note holder who also owns 2,590,098 shares of the Company’s common stock and is a minority shareholder in Eminence Speaker, LLC, a major supplier to the Company.

12 - OTHER ASSETS

Other assets consist of patents and trademarks related to the ButtKicker products. The assets are being amortized over 10 years based on the estimated useful lives of the patents and trademarks. Amortization of the intangible assets, which is included in general and administrative expenses, was $7,308 for the years ended December 31, 2013 and 2012. The estimated future amortization expense for intangible assets is approximately $7,000 per year for 2014, $6,000 in 2015 and 2016, and $2,200 thereafter.

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

A reconciliation of the federal statutory rate to the Company’s effective tax rate for the years ended December 31, 2013 and 2012 is as follows:

	December 31,
	2013	2012
Tax benefit at statutory rate	34.0%	34.0%
Valuation allowance	(30.4%)	(30.1%)
Other, net	(3.6%)	(3.9%)
Effective tax rate	-	-

The tax effects of temporary differences that give rise to significant portions of the net deferred tax asset balance at December 31, 2013 and 2012 are as follows:

	December 31,
	2013	2012
Accounts receivable allowances	1,563	1,563
Fixed Assets	55,237	151,180
Net Operating loss carry forward	1,078,452	614,917
	1,135,252	767,660
Valuation allowance	(1,135,252)	(767,660)
Net Deferred tax asset	-	-

14 - SUBSEQUENT EVENTS

On January 27, 2014, the Guitammer Company (the Company) entered into a Note Restatement Agreement with Forest Capital LLC with a revised principal balance of $162,106.52, which is the sum of (a) $150,000, the original unpaid principal amount of the 2011 Note, plus (b) $12,106.52, which is the unpaid accrued interest on that original unpaid principal balance computed from January 1, 2013 through January 3, 2014, and which is being converted into unpaid principal as of January 3, 2014 (the “Forest Revised Note”). All accrued and unpaid interest on the Forest Revised Note is payable on January 3, 2015, and all unpaid principal and all remaining accrued and unpaid interest on the Forest Revised Note is payable in full on January 3, 2016.

The Forest Revised Note may be prepaid in full or in part at any time, without penalty. The Company shall make a mandatory principal prepayment of $12,106.52 within two business days of the receipt after January 27, 2014 by the Company of additional new equity financing that aggregates to at least $100,000 to the Company.

Also on January 27, 2014, the Company entered into a Loan Agreement with The Walter Doyle Trust for the sum of $50,000, with interest on the unpaid principal balance computed from the date of this loan until paid in full at the rate equal to the Wall Street Journal Prime Rate plus 4.75% (which is a rate of 8.00% as of the date of this loan), compounded annually (the “Doyle Trust Loan”). All accrued and unpaid interest on the Doyle Trust Loan is payable on January 3, 2015, and all unpaid principal and all remaining accrued and unpaid interest on the Doyle Trust Loan is payable in full on January 3, 2016.

As an additional inducement to make the Doyle Trust Loan and accept the Forest Revised Note, the Company issued to Forest Capital an aggregate of 724,000 new warrants at an exercise price of $0.24 per share, of which 400,000 new warrants are in consideration of the Doyle Trust Loan and 324,000 new warrants the Forest Revised Note. The new warrants will expire on January 27, 2017, but shall have their expiration date extended to January 27, 2019 if either or both of the Forest Revised Note and/or the Doyle Trust Loan are not paid in full by January 3, 2016.

Also on January 27, 2014, the Company entered into a Note Restatement Agreement with the Julie Jacobs Trust with a revised principal balance of $108,071.01, which is the sum of (a) $100,000, the original unpaid principal amount of the 2011 Note, plus (b) $8,071.01, which is the unpaid accrued interest on that original unpaid principal balance computed from January 1, 2013 through January 3, 2014, and which is being converted into unpaid principal as of January 3, 2014. (the “Jacobs Revised Note”). All accrued and unpaid interest on the Jacobs Revised Note is payable on January 3, 2015, and all unpaid principal and all remaining accrued and unpaid interest on the Jacobs Revised Note is payable in full on January 3, 2016.

The Jacobs Revised Note may be prepaid in full or in part at any time, without penalty. The Company shall make a mandatory principal prepayment of $8,071.01 within two business days of the receipt after January 27, 2014 by the Company of additional new equity financing that aggregates to at least $100,000 to the Company.

14 - SUBSEQUENT EVENTS (continued)

Also on January 27, 2014, the Company entered into a Loan Agreement with the Julie Jacobs Trust for the sum of $50,000, with interest on the unpaid principal balance computed from the date of this loan until paid in full at the rate equal to the Wall Street Journal Prime Rate plus 4.75% (which is a rate of 8.00% as of the date of this loan), compounded annually (the “Jacobs Trust Loan”). All accrued and unpaid interest on the Jacobs Trust Loan is payable on January 3, 2015, and all unpaid principal and all remaining accrued and unpaid interest on the Jacobs Trust Loan is payable in full on January 3, 2016.

As an additional inducement to make the Jacobs Trust Loan and accept the Jacobs Revised Note, the Company issued to the Julie Jacobs Trust an aggregate of 616,000 new warrants at an exercise price of $0.24 per share, of which 400,000 new warrants are in consideration of the Jacob Trust Loan and 216,000 new warrants for the Jacobs Revised Note. The new warrants will expire on January 27, 2017, but shall have their expiration date extended to January 27, 2019 if either or both of the Jacob Revised Note and/or the Jacobs Trust Loan are not paid in full by January 3, 2016.

2. Exhibits

Exhibit No.	Date of Document	Name of Document

2.0*	May 17, 2011	Agreement and Plan of Reorganization
3.0*	March 3, 1990	Articles of Incorporation of Guitammer-Ohio
3.1*	June 6, 2005	Certificate of Amendment of Guitammer- Ohio
3.2*	June 17, 2005	Certificate of Amendment of Guitammer- Ohio
3.3*		Code of Regulations of Guitammer - Ohio
3.4*	May 17, 2011	Articles of Incorporation of Guitammer- Nevada
3.5*		Bylaws of Guitammer - Nevada
4.0*	Sept. 30, 1999	1999 Non-Qualified Stock Option Plan, as amended
4.1*		Form of Option Agreement
4.2*	June 17, 2005	2005 Amendment to1999 Non-Qualified Stock Option Plan
4.3**	July 14, 2011	Form of Warrant issued to The Walter J. Doyle Trust
4.4**	July 14, 2011	Form of Warrant issued to Standard Energy Company
10. 1*	Nov. 1, 2002	Richard B. Luden $82,000 Note
10.1A#	Dec 21, 2011	Richard Luden Conversion Agreement 82K
10. 2*	May 13, 2005	Note Purchase Agreement—Walter Doyle, John O. Huston and Eric Roy
10. 3*	Sept. 1, 2007	First Amendment To Note Purchase Agreement—Walter Doyle, John O. Huston and Eric Roy
10. 4*	May 13, 2005	Walter J. Doyle $150,000 Note
10.4A*	September 1, 2007	Amended and Restated Walter Doyle Note
10.4B###	January 31, 2012	Walter Doyle 150k Jan 31 2012 Note Conversion Agreement
10. 5*	May 13, 2005	Eric Roy $100,000 Note
10.5A*	March 28, 2011	Agreement to Convert An Existing Note—Eric P. Roy
10.5B*	September 1, 2007	Eric Roy 9.4 Stock Options on 100K 0901207 note

10.5C*	May 13, 2005	Eric Roy 16 stock options 05132005
10.5D*	May 13, 2006	Eric Roy 16 Stock options 05132006
10.5E*	September 1, 2007	Amended and Restated Eric Roy Note
10.5F###	January 31, 2012	Eric Roy Jan 31 2012 Note Conversion Agreement
10. 6*	May 13, 2005	John O. Huston $50,000 Promissory Note
10.6A*	September 1, 2007	John O. Huston 4.7 Stock options 09012007
10.6B*	May 13, 2005	John O. Huston 8 Stock Options 05132005
10.6C*	May 13, 2006	John O. Huston 8 Stock Options 05132006
10.6D*	September 1, 2007	Amended and Restated John O. Huston Promissory Note
10.6E###	January 31, 2012	John Huston Jan 31 2012 Note Conversion Agreement
10.7*	June 29, 2005	Note Purchase Agreement—Walter Doyle, Andrea L. Levenson and Gust Van Sant
10.8*	September 1, 2007	First Amendment To Note Purchase Agreement—Walter Doyle, Andrea L. Levenson and Gust Van Sant
10.9*	June 29, 2005	Walter J. Doyle $50,000 Promissory Note
10.9A*	September 1, 2007	Amended and Restated Walter Doyle Note
10.9B###	January 31, 2012	Walter Doyle 50K Jan 31 2012 Note Conversion Agreement
10.10*	June 29, 2005	Andrea Lerner Levenson $50,000 Promissory Note
10.10A*	September 1, 2007	Andrea Lerner Levenson 4.7 Stock Options on 50K 09012007 note
10.10B*	June 29, 2006	Andrea Lerner Levenson 8 stock options 62920006
10.10C*	June 29, 2005	Andrea Lerner Levenson 8 stock options 06292005
10.10D*	September 1, 2007	Amended and Restated Andrea L. Levenson Promissory Note
10.10E###	January 31, 2012	Andrea Levenson Jan 31 2012 Note Conversion Agreement
10.11*	June 29, 2005	Gust Van Sant $50,000 Promissory Note
10.11A*	September 1, 2007	Gust Van Sant 4.7 Stock Options on 50K 09012007 note
10.11B*	June 29, 2005	Gust Van Sant 8 Stock Options 06292005
10.11C*	June 29, 2006	Gust Van Sant 8 Stock Options 06292006
10.11D*	September 1, 2007	Amended and Restated Gust Van Sant Promissory Note
10.11E###	January 31, 2012	Gus Van Sant Jan 31 2012 Note Conversion Agreement
10.12*	July 19, 2005	Promissory Note --Opal Private Equity Fund, LP
10.12A*	September 1, 2007	Opal Private Equity Stock Warrants on 100K note

10.12B*	July 19, 2005	Opal 16 Stock Warrants 07192005
10.12C*	July 19, 2006	Opal 16 Stock Warrants 07192006
10.12D*	September 1, 2007	Amended and Restated Opal Promissory Note
10.13*	September 1, 2007	First Amendment To Note Purchase Agreement--Opal Private Equity Fund, LP
10.14*	July 19, 2005	Opal Private Equity Fund, LP $100,000 Note Purchase agreement
10.15*	July 3, 2005	Forest Capital $250,000 Working Capital Loan and Consulting Agreement
10.15A*	January 1, 2010	Forest Capital 214.7 options 01012010
10.15B#	December 21, 2011	Forest Capital Amended loan agreement 150k
10.15C##	February 1, 2012	Addendum to Conversion and Amended Loan Agreement with Forest Capital
10.15D&&	December 21, 2011	Forest Capital Conversion Agreement 250K
10.15E+&+	January 31, 2014	Forest Capital $150,000 Second Restated Promissory Note Rev 01272014
10.16*	May 5, 2003	Thelma Gault $800,000 Loan and Option Agreement
10.17*	January 31, 2008	First Amendment To Thelma Gault $800,000 Loan Agreement
10.18*	February 28, 2009	Second Amendment To Thelma Gault $800,000 Loan Agreement
10.19*	January 31, 2008	Thelma Gault $800,000 Amended and Restated Promissory Note
10.20*	November 18, 2010	Thelma Gault Subordination Agreement 1st Lien carve out
10.21*	March 9, 2009	Credit Facilitation Agreement—Walter J. Doyle Trust and Julie E. Jacobs Trust
10.21A*	February 26, 2009	Merrill Lynch Loan Application and acceptance
10.21B*	March 2009	Merrill Lynch Loan agreement
10.21C*	December 1, 2009	Revised Merrill Lynch Loan agreement
10.21D&&	December 21, 2011	Jacobs Trust Fee conversion agreement on 200k loan
10.21E&&	December 21, 2011	Doyle Trust Fee Conversion Agreement on 200k loan
10.22*	April 25, 2008	Ohio Innovation Loan Agreement
10.23*	April 25, 2008	Ohio Innovation Loan Security Agreement
10.24*	September 11, 2008	Ohio Innovation Loan Modification Agreement
10.24A*	September 17, 2009	Ohio Innovation Loan Modification Agreement 2nd Mod
10.24B*	November 24, 2010	Ohio Innovation Loan Modification Agreement 3rd Mod
10.24C%%	December 1, 2012	Ohio Innovation Loan Modification Agreement 4th Mod
10.24D%%	December 1, 2012	Ohio Innovation Loan Modification Agreement 5th Mod

10.25*	November 29, 2010	Ohio Innovation Loan Subordination Agreement
10.25A*	April 25, 2008	Ohio Innovation Loan Intercreditor agreement
10.25B*	April 25, 2008	Ohio Innovation Loan Cognovit promissory note
10.26*	April 7, 2010	Julie E. Jacobs Trust $100,000 Loan Agreement
10.26A#	December 21, 2011	Jacobs Trust Interest Conversion Agreement on 100K loan
10.26B#	December 21, 2011	Jacobs Trust Amended loan agreement 100K loan
10.26C+&+	January 31, 2014	Jacobs Trust $100,000 Second Restated Promissory Note Rev 01272014
10.27*	October 4, 2010	Amendment To Julie E. Jacobs Trust $100,000 Loan Agreement
10.28*	January 11, 2011	Joseph Albert $100,000 Convertible Promissory Note
10.29*	January 11, 2011	Joseph Albert $100,000 Convertible Promissory Note Extension Agreement
10.29B&&&	June 8, 2012	Joseph Albert Note Conversion Agreement
10.30*		Joseph Albert 50,000 Common Stock Purchase Warrants
10.30A*		Joseph Albert 100,000 Common Stock Purchase Warrants
10.30B&&&	June 8, 2012	Joseph Albert 150,000 Common Stock purchase Warrants
10.31*	October 5, 2010	Standard Energy Company $100,000 Loan Agreement and Promissory Note
10.31A#	December 21, 2011	Standard Energy Note Conversion Agreement
10.31B##	February 1, 2012	Addendum to Note Conversion Agreements with Standard Energy Company
10.32*	October 11, 2010	Doyle Trust $25,000 Promissory Note
10.32A*	October 5, 2010	Doyle Trust $25,000 Loan Agreement
10.32B##	February 1, 2012	Addendum to Note Conversion Agreements with The Walter J. Doyle Trust
10.32C&&	December 21, 2011	Doyle Trust Note Conversion Agreement 25K
10.33*	November 12, 2010	Walter J. Doyle Trust and Julie E. Jacobs Trust Inventory Financing Agreement
10.33A*	November 12, 2010	Jacobs Trust Stock 82.8 Options
10.34*	November 12, 2010	Walter J. Doyle Trust $150,000 Promissory Note
10.34A#	December 21, 2011	Doyle Trust Conversion Agreement 150K
10.34B##	February 1, 2012	Addendum to Note Conversion Agreements with The Walter J. Doyle Trust

10.35*	November 12, 2010	Standard Energy Company $150,000 Promissory Note
10.35A#	December 21, 2011	Standard Energy Note Conversion Agreement 100k
10.35B##	February 1, 2012	Addendum to Note Conversion Agreements with Standard Energy Company
10.36*	February 2, 2011	Robison Note Extension Agreement
10.36A*	July 10, 2010	Robison original promissory note
10.37*	February 2, 2011	Robison $50,000 Convertible Promissory Note
10.37A&&&	June 22, 2012	Robison Note Conversion agreement
10.38*		Robison Common Stock Purchase Warrants for 50,000 shares and 25,000 shares
10.38A&&&	June 22, 2012	Robison Common Stock Purchase Warrants for 75,000 shares
10.39*	February 24, 2011	Carl A. Generes $35,000 Promissory Note
10.40*	July 13, 2009	Lease Modification Agreement
10.40A*	January 18, 2006	Lease Agreement – original
10.40B **	April 10, 2008	First Lease Agreement Amendment
10.40C***	August 11, 2011	(Second) Lease Modification Agreement
10.41&&	November 16, 2011	Watters Agreement November 2011
10.41A ****	February 9, 2012	Extension to Watters agreement January to March 2012
10.42&&	December 5, 2011	Jeff Paltrow dba Litehouse Capital Contractual Agreement December 2011
10.43&&	December 19, 2012	Cervelle Group marketing Agreement December 2011
10.44****	February 10, 2012	Ertman agreement January to March 2012
10.46+&+	January 31, 2014	Walter Doyle Trust $50,000 Promissory Note 01272014
10.47+&+	January 31, 2014	Julie Jacobs Tust $50,000 Promissory Note 01272014
21.1*		List of Subsidiaries of the Registrant

31.1%%	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2%%	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1%%	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2%%	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed with the SEC on July 8, 2011 as Exhibits to Amendment No. 1 to the Company’s Form 10 Registration Statement and are incorporated herein by reference.
**	Filed with the SEC on July 28, 2011 as Exhibits to Amendment No. 2 to the Company’s Form 10 Registration Statement and are incorporated herein by reference.
***	Filed with the SEC on August 12, 2011 as Exhibit to Amendment No. 3 to the Company’s Form 10 Registration Statement and is incorporated herein by reference.
#	Filed with the SEC on December 23, 2011 as Exhibits to Form 8-K.
##	Filed with the SEC on February 2, 2012 as Exhibits to Form 8-K.
###	Filed with the SEC on February 6, 2012 as Exhibits to Form 8-K.
&&	Filed with the SEC on April 6, 2012 as Exhibits to Form 10-K.
****	Filed with the SEC on May 15, 2012 as Exhibits to Form 10-Q.
&&&	Filed with the SEC on August 13, 2012.
+&+	Filed with the SEC on January 31, 2014 as Exhibits to Form 8-K.
%%	Filed with the SEC herewith.

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Guitammer Company

Date: March 13, 2014	By:	/s/ Mark A. Luden
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