Form 10-Q
period 2014-03-31
Guitammer Co
filed 2014-05-15
CIK 1334126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

As of May 14, 2014, 78,530,248 shares of Common Stock were outstanding.

The Guitammer Company

THE GUITAMMER COMPANY

CONSOLIDATED BALANCE SHEETS

	(unaudited)
	March 31,	December 31,
	2014	2013
ASSETS
Current assets
Cash and cash equivalents	$34,815	$140,231
Accounts receivable, net	130,780	62,505
Inventory	419,936	443,761
Prepaid expenses and other current assets	4,971	6,141
Total current assets	590,502	652,638

Property and equipment, net	116,662	127,186
Deferred financing costs, net	45,116	38,335
Other assets	19,667	21,472
Total Assets	$771,947	$839,631

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Line of credit	$39,523	$39,523
Accounts payable	647,522	533,438
Accrued expenses	383,119	376,188
Deferred revenue	56,284	68,823
Current portion of long-term debt - related parties	604,530	584,352
Current portion of long-term debt - non-related parties	561,467	559,987
Total current liabilities	2,292,445	2,162,311

Long-term debt, net of current portion - related parties	332,928	250,000
Long-term debt, net of current portion - non related parties	279,219	302,479
Total Liabilities	2,904,592	2,714,790

Commitments	-	-

Stockholders' deficit
Common stock, par value of $.001, 150,000,000 shares authorized;	78,093	77,906
78,092,748 and 77,905,248 shares issued and outstanding at
March 31, 2014 and December 31, 2013, respectively
Additional paid-in capital	7,350,994	7,253,730
Accumulated deficit	(9,561,732)	(9,206,795)
Total Stockholders' deficit	(2,132,645)	(1,875,159)
Total Liabilities and Stockholders' deficit	$771,947	$839,631

See accompanying Notes to Condensed Consolidated Financial Statements.

THE GUITAMMER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	March 31,
	2014	2013

Total revenue	$311,052	$525,427

Cost of goods sold	167,463	306,618
Gross profit	143,589	218,809

Operating expenses
General and administrative	435,545	439,425
Research and development	10,782	1,293
	446,327	440,718

Loss from operations	(302,738)	(221,909)

Other income (expense)
Interest expense	(52,200)	(53,834)
Interest income	1	6
	(52,199)	(53,828)

Loss before provision for income taxes	(354,937)	(275,737)

Provision for income taxes	-	-
Net loss	$(354,937)	$(275,737)

Basic and diluted loss per share	$(0.005)	$(0.004)

Basic and diluted weighted average common shares outstanding	78,028,165	69,219,763

See accompanying Notes to Condensed Consolidated Financial Statements.

THE GUITAMMER COMPANY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

THREE MONTHS ENDED MARCH 31, 2014 AND YEAR ENDED DECEMBER 31, 2013
(UNAUDITED)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2013	68,779,482	$68,780	$5,641,492	$(7,899,932)	$(2,189,660)

Common stock and warrants issued to retire accrued interest	82,604	82	20,569	-	20,651

Employee stock options issued vesting over 3 years	-	-	153,455	-	153,455

Common stock and warrants issued for services	949,500	950	183,821	-	184,771

Options/warrants exercised for common stock purchase	906,162	906	11,581	-	12,487

Common stock and warrants issuance	7,187,500	7,188	1,242,812	-	1,250,000

Net loss	-	-	-	(1,306,863)	(1,306,863)
Balance, December 31, 2013	77,905,248	$77,906	$7,253,730	$(9,206,795)	$(1,875,159)

Warrants issued for debt issuance and to revise debt agreements
to include accrued interest	-	-	32,208	-	32,208
					-
Employee stock options issued vesting over 3 years	-	-	35,868	-	35,868
					-
Common stock and warrants issued for services	187,500	187	29,188	-	29,375
					-
Net loss				$(354,937)	(354,937)
Balance, March 31, 2014	78,092,748	$78,093	$7,350,994	$(9,561,732)	$(2,132,645)

See accompanying Notes to Condensed Consolidated Financial Statements.

THE GUITAMMER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	March 31,
	2014	2013
Cash flows from operating activities
Net loss	$(354,937)	$(275,737)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation and patent amortization	12,762	2,938
Amortization of deferred financing fees	6,683	8,361
Amortization of debt discount	1,672	-
Employee stock options	35,868	45,851
Stock and warrants issued for services	29,375	50,000
Change in fair value of warrant liability	(11,050)	8,858

Changes in assets and liabilities
Accounts receivable	(68,275)	(65,786)
Inventory, net	23,825	8,187
Prepaid expenses	1,170	129,566
Accounts payable and accrued expenses	152,245	30,167
Deferred revenue	(12,539)	(49,621)
Net cash used in operating activities	(183,201)	(107,216)

Cash flows from investing activities
Purchase of property and equipment	(433)	-
Net cash used in investing activities	(433)	-

Cash flows from financing activities
Proceeds from stock and warrants	-	250,000
Proceeds from options exercised	-	300
Proceeds from debt	100,000	-
Payment of debt	(21,782)	(20,083)
Net cash provided by financing activities	78,218	230,217

Net increase (decrease) in cash and cash equivalents	(105,416)	123,001
Cash and cash equivalents, beginning of year	140,231	79,136
Cash and cash equivalents, end of year	$34,815	$202,137

Supplemental disclosure of cash flow information
Cash paid during the period for
Interest	$23,320	$49,956
Income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities
Issuance of common stock in connection with debt retirement	$-	$20,651
Issuance of common stock and warrants for professional services	$29,375	$50,000
Accrued interest converted to debt	$20,178	$-

See accompanying Notes to Condensed Consolidated Financial Statements.

1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Accounts receivable are uncollateralized customer obligations due under normal trade terms generally requiring payment within 30 days from the invoice date. The Company recorded an allowance of approximately $4,600 at March 31, 2014 and December 31, 2013.

1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventory
Inventory, consisting of finished goods, is stated at the lower of cost or market. Cost is determined using the weighted average method. Inventory that is determined to be obsolete or not sellable is expensed immediately. The Company recorded a reserve for obsolete items of $10,415 at March 31, 2014 and December 31, 2013.

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

Deferred Revenue
The Company received prepayment for products from some of its customers as the Company requires prepayment before goods are shipped to all international customers. As of March 31, 2014 and December 31, 2013 the Company had deferred revenue of $56,284 and $68,823, respectively. The Company recognizes revenue and decreases deferred revenue in accordance with the revenue recognition policy.

1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

There were no uncertain tax positions at March 31, 2014 or December 31, 2013, as the Company’s tax positions for open years meet the recognition thresholds of more likely than not to be sustained upon examinations. When necessary, the Company would accrue penalties and interest related to unrecognized tax benefits as a component of income tax expense. Tax returns for the years 2010 through 2012 are currently open to examination. Tax returns prior to 2010 are no longer subject to examination by tax authorities.

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

The carrying amount reported in the balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of the long term debt and revolving line of credit at March 31, 2014 and December 31, 2013 approximated the carrying amount based on interest rates that were close to market rates or being close to maturity and were determined on a Level 2 measurement.

The Black-Scholes valuation model is used to estimate the fair value of the warrants. The significant assumptions considered by the model were the remaining term of the warrants, the fair value per share stock price of $.16 and $.17, a risk free treasury rate for 1.25 years and 1.5 years of .2075% and .2600% at March 31, 2014 and December 31, 2013, respectively and an expected volatility of 60%. At March 31, 2014 and December 31, 2013, the fair value of warrants were determined on a Level 2 measurement.

1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising
Costs of advertising and marketing are expensed as incurred including the cost of making commercials. Advertising and marketing costs were $47,275 and $7,949 for the periods ending March 31, 2014 and 2013, respectively.

Shipping and Handling
Shipping and handling costs of approximately $25,859 and $46,997 for the periods ending March 31, 2014 and 2013, respectively, are included in general and administrative expenses in the statements of operations.

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

	March 31,	December 31,
	2014	2013

Potentially dilutive securities:
Outstanding time-based stock options	40,761,505	40,761,505
Outstanding time-based warrants	19,441,928	18,154,428

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

2 – GOING CONCERN

The Company has incurred net losses, negative cash flows from operating activities, and has an accumulated deficit of approximately $9,562,000 at March 31, 2014. In addition, at March 31, 2014 the Company had a cash balance of approximately $35,000 and working capital deficiency of approximately $1,702,000. The Company has relied upon cash from its financing activities to fund its ongoing operations as it has not been able to generate sufficient cash from its operating activities in the past and there is no assurance it will be able to do so in the future. Unless the Company can obtain additional cash resources, these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

3 – PROPERTY AND EQUIPMENT, NET

	March 31,	December 31,
	2014	2013
Equipment and electronics	$180,092	$179,659
Vehicles	35,043	35,043
Furniture and fixtures	20,257	20,257
Leasehold improvements	12,313	12,313
	247,705	247,272

Less accumulated depreciation	(131,043)	(120,086)
Property and equipment, net	$116,662	$127,186

Depreciation expense for the periods ended March 31, 2014 and 2013 was $10,956 and $1,111, respectively.

4 – DEFERRED FINANCING COSTS, NET

	March 31,	December 31,
	2014	2013
Deferred financing costs	$153,454	$139,990
Less Accumulated Amortization	(108,338)	(101,655)
Deferred financing costs, net	$45,116	$38,335

Amortization expense for deferred financing costs for the periods ended March 31, 2014 and 2013 was $6,683 and $8,361, respectively. In January 2014, the notes payable to Forest Capital for $150,000 and the Julie Jacobs Trust for $100,000 were modified extending the maturity date by two years and the unpaid interest on each of these notes was added to the loan balance. As an inducement to extend the notes term and add the interest due and unpaid interest to the notes balance, the Company issued 324,000 warrants to Forest Capital and 216,000 warrants to the Julie Jacobs Trust. The cost of the warrants was valued at $13,464 using the Black Scholes valuation model and was added to deferred financing costs which will be amortized over the remaining life of the loan.

5 – LINE OF CREDIT

The Company has entered into an unsecured line of credit arrangement with Key Bank, which carries a maximum possible loan balance of $40,000 at an annual interest rate of 6.25% and is due on demand. As of March 31, 2014 and December 31, 2013, the Company had borrowed $39,523.

6 – ACCRUED EXPENSES

Accrued expenses consisted of the following at March 31, 2014 and December 31, 2013:

	March 31,	December 31,
	2014	2013
Accrued payroll	$18,271	$9,471
Accrued interest	160,745	160,398
Warrant liability	148,280	159,330
Miscellaneous accrued expenses	55,823	46,989
	$383,119	$376,188

As more fully described in footnote 8, the Company has recorded a warrant liability of $148,280 and $159,330 as of March 31, 2014 and December 31, 2013, respectively, which is based on the Black-Scholes valuation model to estimate the fair value of the warrants. The significant assumptions considered by the model were the remaining term of the warrants, the fair value per share stock price of $.16 and $.17, a risk free treasury rate for 1.25 years and 1.5 years of .2075% and .2600% at March 31, 2014 and December 31, 2013, respectively and an expected volatility of 60%.

7 – DEBT

Debt payable to related parties is as follows:

March 31, 2014	December 31, 2013

Note payable to Julie E. Jacobs Trust, a stockholder, in the amount of $50,000 with interest on the unpaid principal balance computed from the date of this loan until paid in full at the rate equal to the Wall Street Journal Prime Rate plus 4.75%, (which is 8% as of the date of the loan and at 3/31/2014) with interest payable annually on January 3rd and with the principal balance due on January 3, 2016. As an inducement to make this loan, the Company issued 400,000 warrants to purchase stock at $.24 per share which were valued at $9,372 using the Black Scholes valuation model and were recorded as a loan discount. The discount is being amortized over the life of the loan.
$41,464	-

Note payable to The Walter Doyle Trust, a stockholder, in the amount of $50,000 with interest on the unpaid principal balance computed from the date of this loan until paid in full at the rate equal to the Wall Street Journal Prime Rate plus 4.75%, (which is 8% as of the date of the loan and at 3/31/2014) with interest payable annually on January 3rd and with the principal balance due on January 3, 2016. As an inducement to make this loan, the Company issued 400,000 warrants to purchase stock at $.24 per share which were valued at $9,372 using the Black Scholes valuation model and were recorded as a loan discount. The discount is being amortized over the life of the loan.
41,464	-

Note payable to Forest Capital, an affiliate of the Walter J. Doyle Trust, a stockholder, in the original amount of $250,000 at an annual interest rate of 10%. Effective December 13, 2009, the annual interest rate increased to 20%. On December 21, 2011, $100,000 of the note was converted to shares of stock at a price of $.25 per share and the note was amended decreasing the annual interest rate to 8% with interest payable annually on January 3rd and with the principal balance due on January 3, 2014. The note was extended on January 27, 2014 to January 3, 2016 and the interest due at January 3, 2014 was included in the new note balance of $162,107. This addition to the loan is payable to Forest Capital upon the receipt by the Company of new equity funding of $100,000 or more and is included in the current portion of related party debt. In connection with the note extension, 324,000 warrants to purchase stock at $0.24 per share were issued in return for the agreement to extend the note to January 3, 2016.
162,107	$150,000

7 – DEBT (Continued)

	March 31,	December 31,
	2014	2013

Note payable to Julie E. Jacobs Trust in the original amount of $100,000 at an annual interest rate of 20%. Effective September 26, 2010, the annual interest rate increased to 30% with the note payable on demand. On December 21, 2011, note was amended decreasing the annual interest rate to 8% with interest payable annually on January 3rd and with the principal balance due on January 3, 2014. The note was extended on January 27, 2014 to January 3, 2016 and the interest due at January 3, 2014 was included in the new note balance of $108,071. This addition to the loan is payable to the Julie E. Jacobs Trust upon the receipt by the Company of new equity funding of $100,000 or more and is included in the current portion of related party debt. In connection with the note extension 216,000 warrants to purchase stock at $0.24 per share were issued in return for the agreement to extend the note to January 3, 2016.
	108,071	100,000

Note payable to Thelma Gault, a stockholder, in the original amount of $800,000 at an interest rate of 10%. The loan is collateralized by all assets of the Company, and on April 25, 2008 signed an agreement in which her collateralization is shared with the State of Ohio. On November 18, 2010, Thelma Gault signed an agreement subordinating up to $700,000 of debt to the Walter Doyle Trust and the Julie Jacobs Trust and to Standard Energy through the Julie Jacobs Trust. Note is due on June 1, 2014.	584,352	584,352

Total debt payable to related parties	$937,458	$834,352
Less current portion of debt payable to related parties	604,530	584,352
Long term debt payable to related parties	$332,928	$250,000

 7 – DEBT (Continued)

	March 31, 2014	December 31, 2013
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
	$369,540	$391,018

Notes payable to Merrill Lynch in the original amount of $400,000, with interest payable at Libor plus .56%. In addition, this debt is guaranteed 50% each by the Walter J. Doyle Trust and the Julie E. Jacobs Trust. As compensation for their guarantees, the trusts receive 4% per annum and share a first position lien on all assets. The note is due on demand.	396,146	396,448

Notes payable to four different investors in the original amount of $250,000 at an interest rate of 12%. On January 31, 2012, all of these notes except for a $75,000 note were converted to shares of stock at a price of $.25 per share. The $75,000 note was due June 30, 2012 and is now considered due on demand.	75,000	75,000

Other debt	$840,686	$862,466
Less current portion of debt payable to non-related parties	561,467	559,987
Long term debt payable to non-related parties	$279,219	$302,479

The principal maturities of the notes payable for the next five years and in the aggregate are as follows:

Period ending
March 31,
2015	$1,165,997
2016	612,147
2017	-
2018	-
2019	-
$1,778,144

7 – DEBT (Continued)

The Company is not in compliance with certain debt covenants and has not received waivers from the lender. As a result, the note payable with an outstanding balance of $75,000 is due on demand and is classified as current in the accompanying balance sheets.

Conversion of debt
During the year ended December 31, 2013, certain debt instruments were converted to equity. Prior to conversion, some of these debt instruments were modified to include a debt conversion feature. Based on the terms of the transactions, these modifications and conversion were treated as equity transactions.

The following table lists debt that was converted during the year ended December 31, 2013:

Conversion of Debt Table
	Debt	Accrued Interest	Total	Stock issued
Note Converted	Extinguished	Extinguished	Extinguished	Shares
Forest Capital accrued interest on note due January 3, 2013	$-	$12,391	$12,391	49,562

Julie E. Jacobs Trust accrued interest on note due January 3, 2013	-	8,260	8,260	33,042

	$-	$20,651	$20,651	82,604

8 – STOCKHOLDERS’ DEFICIENCY

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

8 – STOCKHOLDERS’ DEFICIENCY (continued)

The following table summarizes the activity for all stock options:

	Number of Options	Range of Exercise Price	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Weighted Average Grant Date Fair Value
Outstanding options as of January 1, 2013	44,725,371	$.00320-$.25000	$.01993	6.08	$.03561
Options granted	-
Options cancelled/expired	(3,370,248)	$.02131-$.00320	$.02131	-	$.01168

Options exercised	(593,618)	$.02131	$.01819	5.78	$.02433
Outstanding options as of December 31, 2013	40,761,505	$.00320-$.25000	$.03704	5.55	$.03285
Options granted	-	-	-	-	-
Options cancelled/expired	-	-	-	-	-
Options exercised	-	-	-	-	-
Outstanding options as of March 31, 2014	40,761,505	$.00320-$.25000	$.03704	5.30	$.03285

The following table provides information about options under the Plan that are outstanding and exercisable as of March 31, 2014:

	Options Outstanding		Options Exercisable
Exercise Price	As of December 31, 2013	Weighted Average Contractual Life Remaining	As of December 31, 2013
$.00320	10,056,677	5.51 years	10,056,677
$.02131	27,104,828	4.80 years	27,104,828
$.25000	3,600,000	8.52 years	1,480,000
	40,761,505		38,641,505

Included in the above table are 6,541,614 options to non-employees and 34,219,891 to officers, directors and employees of the Company.

8 – STOCKHOLDERS’ DEFICIENCY (continued)

Warrants
The Company has 19,411,928 and 18,154,428 warrants outstanding as of March 31, 2014 and December 31, 2013, respectively. For the period ending March 31, 2014, 1,527,500 warrants were issued at an exercise price of $0.24 as follows: 1,340,000 warrants were issued in connection with the new debt issuances and debt modifications and the Company issued 187,500 warrants in exchange for services.

On October 18, 2013, the Company extended any unexpired Common Stock Purchase Warrants for one additional year for all unexpired warrants issued in connection with investments in the PPM and the follow-up PPM.

8 – STOCKHOLDERS’ DEFICIENCY (continued)

This table summarizes the activity for all warrants:

	Number of	Exercise
	Warrants	Price	Expiration Date
Outstanding Warrants from
January 1, 2011	1,291,928	$.02131	July, 2015
Warrants Granted	400,000	$.36000	October, 2014
	400,000	$.36000	November, 2014
	200,000	$.36000	December, 2014
	225,000	$.25000	July, 2014
Outstanding Warrants from		$.02131-	Expiration dates
December 31, 2011	2,516,928	$.36000	As listed above
Warrants Granted	312,500	$.00500	May, 2014
	900,000	$.36000	January, 2015
	200,000	$.36000	February, 2015
	100,000	$.36000	March, 2015
	80,000	$.36000	April, 2014
	1,460,000	$.36000	April, 2015
	80,000	$.36000	May, 2014
	320,000	$.36000	May, 2015
	80,000	$.36000	June, 2014
	340,000	$.36000	June, 2015
	80,000	$.36000	July, 2014
	120,000	$.36000	July, 2015
	80,000	$.36000	August, 2014
	40,000	$.36000	September, 2014
	2,500,000	$.24000	May, 2016
	200,000	$.24000	June, 2016
	500,000	$.24000	September, 2015
	100,000	$.24000	October, 2016
Outstanding Warrants from		$.00500-	Expiration dates
December 31, 2012	10,009,428	$.36000	As listed above
Warrants Granted	120,000	$.36000	January, 2015
	40,000	$.36000	February, 2015
	40,000	$.36000	March, 2015
	1,000,000	$.36000	March, 2016
	40,000	$.36000	April, 2015
	40,000	$.36000	May, 2015
	3,906,250	$.24000	May, 2016
	62,500	$.24000	June, 2015
	312,500	$.24000	June, 2016
	62,500	$.24000	July, 2015
	250,000	$.24000	July, 2016
	62,500	$.24000	August, 2015
	62,500	$.24000	September, 2015
	781,250	$.24000	September, 2016
	62,500	$.24000	October, 2015
	156,250	$.24000	October, 2016
	62,500	$.24000	November, 2015
	781,250	$.24000	November, 2016
	62,500	$.24000	December, 2015
Outstanding Warrants from		$.00500-	Expiration dates
December 31, 2013	17,914,428	$.36000	As listed above
Warrants Granted	62,500	$.24000	January, 2016
	1,340,000	$.24000	January, 2017
	62,500	$.24000	February, 2016
	62,500	$.24000	March, 2016
Outstanding Warrants as of		$.00500-	Expiration dates
March 31, 2014	19,441,928	$.36000	As listed above

8 – STOCKHOLDERS’ DEFICIENCY (continued)

The warrants for 1,219,928 shares issued prior to January 1, 2011, include certain provisions that protect the holders from a decline in the stock price of the Company. As a result of those provisions, the Company recognizes the warrants as liabilities at their fair values on each reporting date.

As shown in footnote 6, the Company has recorded a warrant liability of $148,280 and $159,330 as of March 31, 2014 and December 31, 2013, respectively, which is based on the Black-Scholes valuation model to estimate the fair value of the warrants.

The significant assumptions considered by the model were the remaining term of the warrants, the fair value per share stock price of $.16 and $.17, a risk free treasury rate for 1.25 years and 1.5 years of .2075% and .2600% at March 31, 2014 and December 31, 2013, respectively and an expected volatility of 60%.

9 – COMMITMENTS

On September 1, 2009, the Company entered into a four year lease for the rental of the office and warehouse space expiring on August 31, 2013. In July of 2013, the Company entered into a four year extension of the lease for the rental of the office and warehouse space expiring on August 31, 2017. Under the terms of the current lease and the four year extension, the Company’s future minimum rental payments are: $64,010 for 2014, $86,600 for 2015, $89,000 for 2016, and $60,400 for 2017. Total rent expense was $21,246 for periods ending March 31, 2014 and 2013.

On July 12, 2013, the company entered into the “Broadcast Technology and Promotional Rights Agreement between the NHRA and The Guitammer Company” whereby in exchange for use of its broadcast technology and certain sponsor payments the parties agreed that the NHRA telecasts on ESPN2 would be tactically enhanced and Guitammer would receive sponsor benefits including: television commercials, on-air sponsored segments, presence at certain NHRA races in the Manufacturer’s Midway, and other promotional rights and benefits. On April 10, 2014, the agreement was suspended retroactively, effective January 1, 2014 due to a disagreement between the NHRA and ESPN regarding the nature of the tactile enhancement of the previous season’s tested, approved and successfully tactile enhanced NHRA broadcasts by the Company. The agreement will be reinstated for one 12 month period when and if this situation is resolved. The $100,000 payment made by the Company in January of 2014 was refunded to the Company in April as a part of the suspension agreement.

Stock and warrants issued for services

During the 3 months ending March 31, 2014, the Company issued 187,500 shares of common stock and 187,500 warrants for consulting services valued at $29,375. During the 3 months ending March 31, 2013, the Company issued 200,000 shares of common stock and 200,000 warrants for consulting services valued at $50,000.

9 – COMMITMENTS (continued)

On February 10, 2012, the Company entered into a 3 month agreement with John Ertman for advisory services. Under the terms of the agreement, Mr. Ertman will be compensated at a rate of 40,000 shares of common stock and 40,000 warrants per month. The agreement was extended through March 31, 2014, with the compensation arrangement of 40,000 shares of common stock and 40,000 warrants per month for April and May of 2013, and 62,500 shares of common stock and 62,500 warrants per month for the months June 2013 through March 2014.

On May 20, 2013, the Company entered into a 3 month agreement with JFenway LLC for investor relations services. Under the terms of the agreement JFenway LLC was compensated at a rate of 100,000 shares of common stock for the 3 months of services.

10 – CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. Receivables are stated at the amounts management expects to collect from outstanding balances. Generally, the Company does not require collateral or other security to support contract receivables.

The Company had no major customers for the period ending March 31, 2014 and had one major customer for the period ending March 31, 2013. A major customer is defined as one that purchases ten-percent or more in a reporting period. Net sales for the three months ended March 31, 2014 and 2013 include sales to the following major customer:

Customer	2014	2013
AV Industry Le Havre	-	24.3%

We had no accounts receivable balance from AV Industry Le Havre at March 31, 2014 and December 31, 2013.

The Company had major suppliers in each of the reporting periods presented. A major supplier is defined as one that provides ten-percent or more of total cost-of-sales in a particular reporting period or has an outstanding account payable balance of ten-percent or more as of the reporting period.

	Purchases During 3 Months ending March 31, 2014	Account Payable Percentage at March 31, 2014	Purchases During 3 Months ending March 31, 2013	Account Payable Percentage at December 31, 2013
Eminence Speaker LLC	89%	48%	26%	46%
Sonavox Canada, Inc.	8%	12%	41%	16%
Actiway Industrial Co.	-	21%	30%	25%

11 – RELATED PARTY TRANSACTIONS

One of the Company’s shareholders is also a note holder and a minority shareholder of a major supplier to the Company. This shareholder is a note holder who also owns 2,590,098 shares of the Company’s common stock and is a minority shareholder in Eminence Speaker, LLC, a major supplier to the Company.

12 – OTHER ASSETS

Other assets consist of patents and trademarks related to the ButtKicker products. The assets are being amortized over 10 years based on the estimated useful lives of the patents and trademarks. Amortization of the intangible assets, which is included in general and administrative expenses, was $1,805 and $1,827 for the periods ended March 31, 2014 and 2013, respectively. The estimated future amortization expense for intangible assets is approximately $7,000 per year for 2014, $6,000 in 2015 and 2016, and $2,200 thereafter.

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

14 – SUBSEQUENT EVENTS

On April 25, 2014, 187,500 warrants were exercised at a price of $0.005 for the purchase of 187,500 shares of the Company’s stock.  On May 13, 2014, 125,000 warrants were exercised at a price of $0.005 for the purchase of 125,000 shares of the Company's stock.

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

Critical Accounting Policies and Estimates

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” discusses our interim condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these interim condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the interim condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. A summary of our significant accounting policies is included in the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2013.

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

Accounts receivable are uncollateralized customer obligations due under normal trade terms generally requiring payment within 30 days from the invoice date. The Company recorded an allowance of approximately $4,600 at March 31, 2014 and December 31, 2013.

Inventory

Inventory, consisting of finished goods, is stated at the lower of cost or market. Cost is determined using the weighted average method. Inventory that is determined to be obsolete or not sellable is expensed immediately. The Company recorded a reserve for obsolete items of $10,415 at March 31, 2014 and December 31, 2013.

Revenue Recognition

The Company recognizes revenue from the sale of its products when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed and determinable, and collectability is reasonably assured.

Deferred Revenue

The Company received prepayment for products from some of its customers as the Company requires prepayment before goods are shipped to almost all international customers. As of March 31, 2014 and December 31, 2013 the Company had deferred revenue of $56,284 and $68,823, respectively. The Company recognizes revenue and decreases deferred revenue in accordance with the revenue recognition policy.

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

There were no uncertain tax positions at March 31, 2014 or December 31, 2013, as the Company’s tax positions for open years meet the recognition thresholds of more likely than not to be sustained upon examinations. Tax returns for the years 2010 through 2012 are currently open to examination. Tax returns prior to 2010 are no longer subject to examination by tax authorities.

Shipping and Handling

Shipping and handling costs of approximately $25,859 and $46,997 for the periods ending March 31, 2014 and 2013, respectively, are included in general and administrative expenses in the statements of operations.

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

Three months ended March 31, 2014

All references below to per share and shares of Common Stock of the Company reflect the reorganization.

Results of Operations

 During the second half of 2013 and the first quarter of 2014, the Company spent considerable capital resources implementing and commercializing its patented tactile broadcast technology for the ESPN2 broadcasts of the National Hot Rod Association (NHRA) and in related activities with other broadcast parties in order to prove that it has the ability to bring the actual feel of live sporting events to sports fans while watching in the comfort of their own home. Because of this, the Company experienced a shortage of available working capital required to fund certain inventory requirements related to its existing consumer products business and this had a corresponding negative effect on revenues for the quarter.

Management believes that the further development and implementation of this broadcast technology will produce the greatest amount of long term value for its shareholders and will help to enable it to secure the financing needed to purchase adequate levels of all inventory items in future periods while continuing the implementation and commercializing its patented tactile broadcast technology for live sporting events.

Revenue decreased $214,375 or 40.8%, to $311,052 for the three months ended March 31, 2014, compared to revenue of $525,427 for the three months ended March 31, 2013. Management believes revenues for the three months ended March 31, 2014, could have been significantly larger, but the company sold out of the Bk4-4 transducer in mid-February, a key component in our best-selling home theater kit, which was a major factor in the Company’s sales backorders accumulating to approximately $100,000 at March 31, 2014.

Cost of goods sold decreased $139,155, or 45.4%, to $167,463, for the three months ended March 31, 2014, compared to cost of goods sold of $306,618 for the three months ended March 31, 2013. The 45.4% decrease in the cost of goods sold for the three months ending March 31, 2014 corresponds closely with the 40.8% decrease in revenue for the same time period, but is slightly larger due to variations in the sales mix of products sold as the profit margin on some products are slightly higher.

Gross profit decreased by $75,220 or 34.4% to $143,589 for the three months ended March 31, 2014, compared to gross profit of $218,809 for the three months ended March 31, 2013. Our gross margin percentage increased to 46.2% for the three months ended March 31, 2014 compared to 41.6% for the three months ended March 31, 2013, for the reasons mentioned in the cost of goods sold paragraph above.

General and administrative expenses decreased $3,880, or .9%, to $435,545 for the three months ended March 31, 2014, compared to general and administrative expenses of $439,425 for the three months ended March 31, 2013. Significant variations within the general and administrative expenses were as follows:

	March 31, 2014	March 31, 2013	Increase (Decrease)
Advertising and marketing	$47,275	$7,949	$39,326
Freight and related expenses	26,950	63,730	(36,780)
Stock warrant expense	(11,050)	8,858	(19,908)
Professional fees	105,149	122,279	(17,130)
Travel and entertainment expense	23,655	12,307	11,348
Depreciation	10,956	1,111	9,845
All other general & admin. expenses	232,610	223,191	9,419
	$435,545	$439,425	$3,880

Advertising and marketing increased by $39,326 in the three months ended March 31, 2014 compared to the three months ended March 31, 2013 due to advertising and marketing activities related to its agreement with the NHRA including an onsite fan experience trailer and television commercials airing on ESPN2.

Freight and related expenses decreased $36,780 in the three months ended March 31, 2014 compared to the three months ended March 31, 2013, primarily due to the receipt of fewer containers of finished product from our overseas manufactures during the three months ending March 31, 2014.

Stock warrant expense decreased by approximately $19,908 in the three months ended March 31, 2014 compared to the three months ended March 31, 2013 due to adjusting the stock warrants liability based the Black-Scholes valuation model which is used to estimate the fair value of the warrants.

Professional fees decreased $17,130 in the three months ended March 31, 2014 compared to the three months ended March 31, 2013, primarily due to a decrease in consulting expenses.

Depreciation expense increased by $9,845 in the three months ended March 31, 2014 compared to the three months ended March 31, 2013, due to the increased depreciation associated with equipment purchased for the tactile enhanced live sports broadcast of the NHRA.

Travel and entertainment expense increased by $11,348 in the three months ended March 31, 2014 compared to the three months ended March 31, 2013, primarily due to the increase in travel related to the tactile enhanced live sports broadcast of the NHRA.

Research and development expenses increased $9,489 to $10,782 for the three months ended March 31, 2014, compared to $1,293 for the three months ended March 31, 2013. The increase was attributable to development costs for its haptic-tactile broadcast technology for live sports broadcasts including a series of successful integration and broadcast tests on a regional sports network with a major sports team. The Company was able to capture, process, and broadcast the tactile effect of a live sporting event from the sports arena to the home for a second type of major sporting event, the first being the NHRA.

Loss from operations increased by $80,829 or 36.4% for the three months ended March 31, 2014 to $302,738 as compared to $221,909 for the three months ended March 31, 2013. The increase was caused by the decrease in gross profit and research and development expense as explained above offset partially by the decrease in general and administrative expenses. Management believes that the increase in loss from operations is due to being sold out of the Bk4-4 transducer in mid-February, a key component in our best-selling home theater kit, as mentioned above.

Interest expense decreased $1,634 or 3.0%, to $52,200 for the three months ended March 31, 2014, compared to interest expense of $53,834 for the three months ended March 31, 2013. The decrease was due primarily to the conversion of debt to equity, as illustrated in Notes to the Financial Statements, Note number 7, and the refinancing of the Ohio innovation loan in December of 2012.

Our net loss increased $79,200 for the three months ended March 31, 2014. We had net a loss of $354,937 (or basic and diluted net loss per share of $0.005) for the three months ended March 31, 2014, compared to net loss of $275,737 (or basic and diluted net loss per share of $0.004) for the three months ended March 31, 2013. The decrease was caused primarily by the decrease in gross profit and by the increase in research and development expense, partially offset by the decrease in interest expense and general and administrative expense.

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

	March 31,	March 31,
	2014	2013
Net loss	$(354,937)	$(275,737)
Adjustments
Interest expense	52,200	53,834
Depreciation and patent amortization	12,762	2,938
Taxes	-	-
EBITDA	(289,975)	(218,965)

EBITDA decreased $71,010 or 32.4% to $(289,975) for the three months ended March 31, 2014, compared to EBITDA of $(218,965) for the three months ended March 31, 2013. The decrease in 2014 EBITDA was caused by the decrease in gross margin and the increase in research and development expense, offset partially by the decrease in interest expense and general and administrative expense.

Liquidity and Capital Resources

Total current assets were $590,502 as of March 31, 2014, consisting of cash of $34,815, net accounts receivable of $130,780, inventory of $419,936 and prepaid and other current assets of $4,971. Current assets decreased by $62,136 or 9.5% compared to current assets of $652,638 as of December 31, 2013 mainly due to the decrease in cash which resulted from the decrease in revenue as noted above.

Total current liabilities were $2,292,445 as of March 31, 2014, consisting of accounts payable of $647,522, accrued expenses of $383,119, current maturities of long-term debt of $1,165,997, deferred revenue of $56,284 and other current liabilities of $39,523. Current liabilities increased by $130,134 or 6.0% compared to current liabilities of $2,162,311 as of December 31, 2013 mainly due to the increase in Accounts payable.

The working capital deficit increased by $192,270 or 12.7% to $(1,701,943) for the three months ending March 31, 2014 compared to the working capital deficit of $(1,509,673) at December 31, 2013.

Cash Flows during the three Months Ended March 31, 2014

During the three months ended March 31, 2014 we had a net decrease in cash and cash equivalents of $105,416 primarily consisting of net cash used in operating activities of $203,380 partially offset by net cash provided by financing activities of $98,397.

Net cash used in operating activities was $203,380 for the three months ended March 31, 2014, consisting of an increase in: accounts receivable of $68,275, accounts payable and accrued expenses of 152,245 and decreases in: inventory of $23,825, prepaid expenses of $1,170, and deferred revenue of $12,539. These changes were reduced by net loss of $354,937 which had adjustments for depreciation and patent amortization of $12,762, amortization of deferred financing fees of $6,683, amortization of debt discount of $1,672 employee stock options of $35,868, stock and warrants issued for services of $29,375, and the decrease in fair value of warrant liability of $11,050.

Net Cash used in investing activities was $433 for the three months ended March 31, 2014 for the purchases of property and equipment.

Net cash provided by financing activities was $78,218 for the three months ended March 31, 2014, consisting of net proceeds from debt of $100,000 and the payment of debt of $21,782.

In order to meet current consumer product backlog and anticipated orders, the Company also expects to need approximately $2,000,000 of cash to purchase inventory in the next 12 months. The Company expects to generate these funds from operations with any deficit to be funded through capital raises. We estimate that for the next 12 months we will also need approximately $405,000 for debt service.

The Company historically has incurred net losses, negative cash flows from operating activities, and has an accumulated deficit of approximately $9,562,000 at March 31, 2014. In addition, at March 31, 2014 the Company had a cash balance of approximately $35,000 and working capital deficiency of approximately $1,702,000. Although the working capital deficiency has improved by approximately $1,625,000 since December 31, 2011, in both the near and long term, without additional financing, the Company is and will be in an illiquid position. The Company received cash through the sales of Common Stock and warrants to purchase Common Stock in the amount of $150,000 in the third quarter of 2011, $250,000 in the fourth quarter of 2011, $375,000 in the first quarter of 2012, $770,000 in the second quarter of 2012, $540,000 in the third quarter of 2012, $250,000 in the first quarter of 2013, $675,000 in the second quarter of 2013, and an additional $175,000 in the third quarter of 2013. The Company believes that the receipt of additional equity will enable it to purchase adequate inventory to meet its existing sales demand and to be able to increase sales through advertising and marketing related activities. There is no assurance that the Company will have any additional sales of stock or that the Company will be able to become operationally cash flow positive.

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

At this time, we have not secured additional financing. We do not have any commitments for additional capital from third parties or from our officers or directors or any of our shareholders to supplement our operations or provide us with financing in the future. There can be no assurance that additional capital will be available to us, or that, if available, it will be on terms satisfactory to us. If we are unable to increase revenues from operations, to raise additional capital from conventional sources and/or additional sales of stock by June of 2014, we may be forced to curtail or cease our operations. These factors raise doubt in our ability to continue as a going concern. Our financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. There is substantial doubt that we can continue as a going concern for the next 12 months unless additional funding is secured by the Company.

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

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including Mark Luden, the Company's Chief Executive Officer ("CEO") and Richard Conn, the Company's Chief Financial Officer ("CFO") (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2014 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure, due to the material weaknesses described below.

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

Changes in Internal Controls

During the three months ended March 31, 2014, there were no significant changes in internal controls of the Company, or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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
_______________
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

The Guitammer Company
(Registrant)

Date: May 14, 2014	By:	/s/ Richard E. Conn
Richard E. Conn
Chief Financial Officer
(principal financial officer)