Form 10-Q
period 2014-06-30
Guitammer Co
filed 2014-08-14
CIK 1334126

UNITED STATES	OMB APPROVAL
SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q	OMB Number: 3235-0070 Expires: January 31, 2015 Estimated average burden hours per response . . ..... .187.2

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

As of August 13, 2014, 79,998,998 shares of Common Stock were outstanding.

The Guitammer Company

THE GUITAMMER COMPANY

CONSOLIDATED BALANCE SHEETS

	(unaudited)
	June 30,	December 31,
	2014	2013
ASSETS
Current assets
Cash and cash equivalents	$19,297	$140,231
Accounts receivable, net	34,446	62,505
Inventory	323,089	443,761
Prepaid expenses and other current assets	3,030	6,141
Total current assets	379,862	652,638

Property and equipment, net	77,715	127,186
Deferred financing costs, net	38,433	38,335
Other assets	34,056	21,472
Total Assets	$530,066	$839,631

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Line of credit	$39,523	$39,523
Accounts payable	652,523	533,438
Accrued expenses	353,269	376,188
Deferred revenue	55,215	68,823
Current portion of long-term debt - related parties	604,530	584,352
Current portion of long-term debt - non-related parties	833,177	559,987
Total current liabilities	2,538,237	2,162,311

Long-term debt, net of current portion - related parties	335,344	250,000
Long-term debt, net of current portion - non related parties	-	302,479
Total Liabilites	2,873,581	2,714,790

Commitments	-	-

Stockholders' deficit
Common stock, par value of $.001, 150,000,000 shares authorized;
78,592,748 and 77,905,248 shares issued and outstanding at
June 30, 2014 and December 31, 2013, respectively	78,594	77,906
Additional paid-in capital	7,414,799	7,253,730
Accumulated deficit	(9,836,908)	(9,206,795)
Total Stockholders' deficit	(2,343,515)	(1,875,159)
Total Liabilities and Stockholders' deficit	$530,066	$839,631

See accompanying Notes to Condensed Consolidated Financial Statements.

THE GUITAMMER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Total revenue	$183,850	$428,183	$494,902	$953,610

Cost of goods sold	98,518	244,337	265,980	550,955
Gross profit	85,332	183,846	228,922	402,655

Operating expenses
General and administrative	305,836	429,209	741,381	868,635
Research and development	-	22,324	10,782	23,617
	305,836	451,533	752,163	892,252

Loss from operations	(220,504)	(267,687)	(523,241)	(489,597)

Other income (expense)
Interest expense	(54,674)	(46,399)	(106,875)	(100,232)
Interest income	2	33	3	39
	(54,672)	(46,366)	(106,872)	(100,193)

Loss before provision for income taxes	(275,176)	(314,053)	(630,113)	(589,790)

Provision for income taxes	-	-	-	-
Net loss	$(275,176)	$(314,053)	$(630,113)	$(589,790)

Basic and diluted loss per share	$(0.004)	$(0.004)	$(0.008)	$(0.008)

Basic and diluted weighted average common shares outstanding	78,215,688	72,275,294	78,122,444	70,755,969

See accompanying Notes to Condensed Consolidated Financial Statements.

THE GUITAMMER COMPANY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES  IN STOCKHOLDERS' DEFICIT

SIX MONTHS ENDED JUNE 30, 2014 AND YEAR ENDED DECEMBER 31, 2013
(UNAUDITED)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2013	68,779,482	$68,780	$5,641,492	$(7,899,932)	$(2,189,660)

Common stock and warrants issued to retire accrued interest	82,604	82	20,569	-	20,651

Employee stock options issued vesting over 3 years	-	-	153,455	-	153,455

Common stock and warrants issued for services	949,500	950	183,821	-	184,771

Options/warrants exercised for common stock purchase	906,162	906	11,581	-	12,487

Common stock and warrants issuance	7,187,500	7,188	1,242,812	-	1,250,000

Net loss	-	-	-	(1,306,863)	(1,306,863)
Balance, December 31, 2013	77,905,248	$77,906	$7,253,730	$(9,206,795)	$(1,875,159)

Warrants issued for debt issuance and to revise debt agreements
to include accrued interest	-	-	32,208	-	32,208
					-
Employee stock options issued vesting over 3 years	-	-	71,736	-	71,736
					-
Common stock and warrants issued for services	375,000	375	55,875	-	56,250

Options/warrants exercised for common stock purchase	312,500	313	1,250	-	1,563
					-
Net loss				$(630,113)	(630,113)
Balance, June 30, 2014	78,592,748	$78,594	$7,414,799	$(9,836,908)	$(2,343,515)

See accompanying Notes to Condensed Consolidated Financial Statements.

THE GUITAMMER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended
	June 30,
	2014	2013
Cash flows from operating activities
Net loss	$(630,113)	$(589,790)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and patent amortization	24,294	5,876
Amortization of deferred financing fees	13,367	10,000
Amortization of debt discount	4,089	-
Employee stock options	71,736	81,719
Stock and warrants issued for services	56,250	119,771
Change in fair value of warrant liability	(57,584)	(31,620)

Changes in assets and liabilities
Accounts receivable	28,059	(117,226)
Inventory, net	120,672	87,106
Prepaid expenses	3,111	88,349
Accounts payable and accrued expenses	173,927	(101,600)
Deferred revenue	(13,608)	(54,440)
Net cash used in operating activities	(205,800)	(501,855)

Cash flows from investing activities
Purchase of intangible assets	(16,552)	-
Proceeds on sale of property and equipment	29,577
Purchase of property and equipment	(433)	-
Net cash provided by investing activities	12,592	-

Cash flows from financing activities
Proceeds from stock and warrants	-	935,625
Proceeds from options exercised	1,563	300
Proceeds from debt	100,000	-
Payment of debt	(29,289)	(40,513)
Net cash provided by financing activities	72,274	895,412

Net (decrease) increase in cash and cash equivalents	(120,934)	393,557
Cash and cash equivalents, beginning of year	140,231	79,136
Cash and cash equivalents, end of year	$19,297	$472,693

Supplemental disclosure of cash flow information
Cash paid during the period for
Interest	$53,070	$76,798
Income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities
Issuance of common stock in connection with debt retirement	$-	$20,651
Issuance of common stock and warrants for professional services	$56,250	$119,771
Accrued interest converted to debt	$20,178	$-
Issuance if warrants for debt modification	$13,464	-
Issuance if warrants for debt discount	$18,745	-

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

Accounts receivable are uncollateralized customer obligations due under normal trade terms generally requiring payment within 30 days from the invoice date. The Company recorded an allowance of approximately $4,600 at June 30, 2014 and December 31, 2013.

1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventory
Inventory, consisting of finished goods, is stated at the lower of cost or market. Cost is determined using the weighted average method. Inventory that is determined to be obsolete or not sellable is expensed immediately. The Company recorded a reserve for obsolete items of $10,415 at June 30, 2014 and December 31, 2013.

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

Deferred Revenue
The Company received prepayment for products from some of its customers as the Company requires prepayment before goods are shipped to all international customers. As of June 30, 2014 and December 31, 2013 the Company had deferred revenue of $55,215 and $68,823, respectively. The Company recognizes revenue and decreases deferred revenue in accordance with the revenue recognition policy.

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

1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

There were no uncertain tax positions at June 30, 2014 or December 31, 2013, as the Company’s tax positions for open years meet the recognition thresholds of more likely than not to be sustained upon examinations. When necessary, the Company would accrue penalties and interest related to unrecognized tax benefits as a component of income tax expense. Tax returns for the years 2010 through 2012 are currently open to examination. Tax returns prior to 2010 are no longer subject to examination by tax authorities.

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

The carrying amount reported in the balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of the long term debt and revolving line of credit at June 30, 2014 and December 31, 2013 approximated the carrying amount based on interest rates that were close to market rates or being close to maturity and were determined on a Level 2 measurement.

The Black-Scholes valuation model is used to estimate the fair value of the warrants. The significant assumptions considered by the model were the remaining term of the warrants, the fair value per share stock price of $.10 and $.17, a risk free treasury rate for 1.00 years and 1.5 years of .11% and .26% at June 30, 2014 and December 31, 2013, respectively and an expected volatility of 60%. At June 30, 2014 and December 31, 2013, the fair value of warrants were determined on a Level 2 measurement.

Advertising
Costs of advertising and marketing are expensed as incurred including the cost of making commercials. Advertising and marketing costs were $58,518 and $53,671 for the periods ending June 30, 2014 and 2013, respectively.

Shipping and Handling
Shipping and handling costs of approximately $43,000 and $70,459 for the periods ending June 30, 2014 and 2013, respectively, are included in general and administrative expenses in the statements of operations.

1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

	June 30,	December 31,
	2014	2013

Potentially dilutive securities:
Outstanding time-based stock options	40,761,505	40,761,505
Outstanding time-based warrants	19,396,928	18,154,428

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

Recently Issued Accounting Standards

In July, 2013, the FASB issued Accounting Standards Update 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists Summary. U.S. GAAP does not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments in this ASU state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after

1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

December 15, 2013. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements or required disclosures.

In May, 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) Summary - The FASB has made available Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers: Topic 606. ASU 2014-09 affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (e.g., assets within the scope of Topic 360, Property, Plant, and Equipment, and intangible assets within the scope of Topic 350, Intangibles-Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this ASU. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: .

Step 1: Identify the contract(s) with a customer.
Step 2: Identify the performance obligations in the contract.
Step 3: Determine the transaction price.
Step 4: Allocate the transaction price to the performance obligations in the contract.
Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

For a public entity, the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. We are currently accessing the impact this standard will have on the Company’s consolidated financial statements or required disclosures.

1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In June, 2014, the FASB issued Accounting Standards Update No. 2014-12, Compensation -Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The issue is the result of a consensus of the FASB Emerging Issues Task Force (EITF). The amendments in the ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718, Compensation - Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. Entities may apply the amendments in this ASU either: (a) prospectively to all awards granted or modified after the effective date; or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this ASU as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. In addition, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. We are currently accessing the impact this standard will have on the Company’s consolidated financial statements or required disclosures.

2 – GOING CONCERN

The Company has incurred net losses, negative cash flows from operating activities, and has an accumulated deficit of approximately $9,837,000 at June 30, 2014. In addition, at June 30, 2014 the Company had a cash balance of approximately $19,000 and working capital deficiency of approximately $2,158,000. The Company has relied upon cash from its financing activities to fund its ongoing operations as it has not been able to generate sufficient cash from its operating activities in the past and there is no assurance it will be able to do so in the future. Unless the Company can obtain additional cash resources, these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

2 – GOING CONCERN (continued)

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

3 – PROPERTY AND EQUIPMENT, NET

	June 30,	December 31,
	2014	2013
Equipment and electronics	$176,030	$179,659
Vehicles	-	35,043
Furniture and fixtures	20,257	20,257
Leasehold improvements	12,313	12,313
	208,600	247,272

Less accumulated depreciation	(130,885)	(120,086)
Property and equipment, net	$77,715	$127,186

Depreciation expense for the three month period and six month periods ended June 30, 2014 was $9,370 and $20,326 respectively. Depreciation expense for the three month period and six month periods ended June 30, 2013 was $1,111 and $2,222 respectively.

4 – DEFERRED FINANCING COSTS, NET

	June 30,	December 31,
	2014	2013
Deferred financing costs	$153,454	$139,990
Less Accumulated Amortization	(115,021)	(101,655)
Deferred financing costs, net	$38,433	$38,335

4 – DEFERRED FINANCING COSTS, NET (continued)

Amortization expense for deferred financing costs for the periods ended June 30, 2014 and 2013 was $13,366 and $10,000, respectively. In January 2014, the notes payable to Forest Capital for $150,000 and the Julie Jacobs Trust for $100,000 were modified extending the maturity date by two years and the unpaid interest on each of these notes was added to the loan balance. As an inducement to extend the notes term and add the interest due and unpaid interest to the notes balance, the Company issued 324,000 warrants to Forest Capital and 216,000 warrants to the Julie Jacobs Trust. The cost of the warrants was valued at $13,464 using the Black Scholes valuation model and was added to deferred financing costs which will be amortized over the remaining life of the loan.

5 – LINE OF CREDIT

The Company has entered into an unsecured line of credit arrangement with Key Bank, which carries a maximum possible loan balance of $40,000 at an annual interest rate of 6.25% and is due on demand. As of June 30, 2014 and December 31, 2013, the Company had borrowed $39,523.

6 – ACCRUED EXPENSES

 Accrued expenses consisted of the following at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Accrued payroll	$9,621	$9,471
Accrued interest	194,025	160,398
Warrant liability	101,746	159,330
Miscellaneous accrued expenses	47,877	46,989
	$353,269	$376,188

As more fully described in footnote 8, the Company has recorded a warrant liability of $101,746 and $159,330 as of June 30, 2014 and December 31, 2013, respectively, which is based on the Black-Scholes valuation model to estimate the fair value of the warrants. The significant assumptions considered by the model were the remaining term of the warrants, the fair value per share stock price of $.10 and $.17, a risk free treasury rate for 1.00 years and 1.5 years of .11% and .26% at June 30, 2014 and December 31, 2013, respectively and an expected volatility of 60%.

7 – DEBT

Debt payable to related parties is as follows:

June 30, 2014	December 31, 2013

Note payable to Julie E. Jacobs Trust, a stockholder, in the amount of $50,000 with interest on the unpaid principal balance computed from the date of this loan until paid in full at the rate equal to the Wall Street Journal Prime Rate plus 4.75%, (which is 8% as of the date of the loan and at 6/30/2014) with interest payable annually on January 3rd and with the principal balance due on January 3, 2016. As an inducement to make this loan, the Company issued 400,000 warrants to purchase stock at $.24 per share which were valued at $9,372 using the Black Scholes valuation model and were recorded as a loan discount. The discount is being amortized over the life of the loan.
$42,672	-

Note payable to The Walter Doyle Trust, a stockholder, in the amount of $50,000 with interest on the unpaid principal balance computed from the date of this loan until paid in full at the rate equal to the Wall Street Journal Prime Rate plus 4.75%, (which is 8% as of the date of the loan and at 6/30/2014) with interest payable annually on January 3rd and with the principal balance due on January 3, 2016. As an inducement to make this loan, the Company issued 400,000 warrants to purchase stock at $.24 per share which were valued at $9,372 using the Black Scholes valuation model and were recorded as a loan discount. The discount is being amortized over the life of the loan.
42,672	-

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
162,107	$150,000

7 – DEBT (Continued)

	June 30,	December 31,
	2014	2013

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
	108,071	100,000

Note payable to Thelma Gault, a stockholder, in the original amount of $800,000 at an interest rate of 10%. The loan is collateralized by all assets of the Company, and on April 25, 2008 signed an agreement in which her collateralization is shared with the State of Ohio. On November 18, 2010, Thelma Gault signed an agreement subordinating up to $700,000 of debt to the Walter Doyle Trust and the Julie Jacobs Trust and to Standard Energy through the Julie Jacobs Trust. Note was due on June 1, 2014 and now is considered due on demand.	584,352	584,352

Total debt payable to related parties	$939,874	$834,352
Less current portion of debt payable to related parties	604,530	584,352
Long term debt payable to related parties	$335,344	$250,000

7 – DEBT (Continued)

	June 30, 2014	December 31, 2013
Other debt is as follows:

Note payable to Ohio Innovation Loan Fund (OILF) at an interest rate of 8%. Monthly payments of principal, interest, escrow, and service fees are based on the loan agreement. The loan is collateralized by all assets of the Company, and this collateralization is shared with the Thelma Gault per agreement signed on April 25, 2008. On November 29, 2010, The Director of Development for the State of Ohio signed an agreement subordinating up to $700,000 of debt to the Walter Doyle Trust and the Julie Jacobs Trust and to Standard Energy through the Julie Jacobs Trust. On December 1, 2012, Note was modified extending the due date to November 2015. The Company’s last payment on this loan was in April of 2014, causing the loan to now be considered due on demand. The Company is working with the OILF to get payments back on schedule.
	$362,286	$391,018

Notes payable to Merrill Lynch in the original amount of $400,000, with interest payable at Libor plus .56%. In addition, this debt is guaranteed 50% each by the Walter J. Doyle Trust and the Julie E. Jacobs Trust. As compensation for their guarantees, the trusts receive 4% per annum and share a first position lien on all assets. The note is due on demand.	395,891	396,448

Notes payable to four different investors in the original amount of $250,000 at an interest rate of 12%. On January 31, 2012, all of these notes except for a $75,000 note were converted to shares of stock at a price of $.25 per share. The $75,000 note was due June 30, 2012 and is now considered due on demand.	75,000	75,000
Other debt	$833,177	$862,466
Less current portion of debt payable to non-related parties	833,177	559,987
Long term debt payable to non-related parties	$-	$302,479

The principal maturities of the notes payable for the next five years and in the aggregate are as follows:

Period ending
June 30,
2015	$1,437,707
2016	335,344
2017	-
2018	-
2019	-
$1,773,051

7 – DEBT (Continued)

The Company is not in compliance with certain debt covenants and has not received waivers from the lender. As a result, the notes payable with an outstanding balances of $75,000 and $362,286 are due on demand and are classified as current in the accompanying balance sheets.

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

8 – STOCKHOLDERS’ DEFICIENCY

Stock Sales

During the period ended June 30, 2014, warrants were exercised for the purchase of 312,500 shares at a purchase price of $.005 per share. During the year ended December 31, 2013, the company sold 7,187,500 shares of stock and warrants (one share of stock and one warrant equals one unit) as part of a private placement memorandum; 1,000,000 of the units were sold for $.25 per unit with the stock warrants exercisable at $.36 per share, 250,000 of the units were sold for $.20 per unit with the stock warrants exercisable at $.24 per share and 5,937,500 of the units were sold to existing private placement investors for $.16 per unit with the stock warrants exercisable at $.24 per share. Additionally, stock options and warrants were exercised for the purchase of 906,162 shares at a purchase price ranging from $.0032 to $.021 per share.

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

8 – STOCKHOLDERS’ DEFICIENCY (continued)

The following table summarizes the activity for all stock options:

	Number of Options	Range of Exercise Price	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Weighted Average Grant Date Fair Value

Outstanding options as of January 1, 2013	44,725,371	$.00320 -$.25000	$.01993	6.08	$.03561
Options granted	-
Options cancelled/expired	(3,370,248)	$.02131-	$.02131	-	$.01168
		$.00320
Options exercised	(593,618)	$.02131	$.01819	5.78	$.02433
Outstanding options as of December 31, 2013	40,761,505	$.00320 -$.25000	$.03704	5.55	$.03285
Options granted	-	-	-	-	-
Options cancelled/expired	-	-	-	-	-
Options exercised	-	-	-	-	-
Outstanding options as of June 30, 2014	40,761,505	$.00320-$.25000	$.03704	5.25	$.03285

The following table provides information about options under the Plan that are outstanding and exercisable as of June 30, 2014:

	Options Outstanding		Options Exercisable
Exercise Price	As of June 30, 2014	Weighted Average Contractual Life Remaining	As of June 30, 2014

$.00320	10,056,677	5.26 years	10,056,677
$.02131	27,104,828	4.55 years	27,104,828
$.25000	3,600,000	8.27 years	1,480,000
	40,761,505		38,641,505

Included in the above table are 6,541,614 options to non-employees and 34,219,891 to officers, directors and employees of the Company.

8 – STOCKHOLDERS’ DEFICIENCY (continued)

Warrants
The Company has 19,396,928 and 18,154,428 warrants outstanding as of June 30, 2014 and December 31, 2013, respectively. For the period ending June 30, 2014, 1,715,000 warrants were issued at an exercise price of $0.24 as follows: 1,340,000 warrants were issued in connection with the new debt issuances and debt modifications and the Company issued 375,000 warrants in exchange for services.

On October 18, 2013, the Company extended any unexpired Common Stock Purchase Warrants for one additional year for all unexpired warrants issued in connection with investments in the PPM and the follow-up PPM.

This table summarizes the activity for all warrants:

	Number of	Exercise
	Warrants	Price	Expiration Date

Outstanding Warrants from January 1, 2011	1,291,928	$.02131	July, 2015
Warrants Granted	400,000	$.36000	October, 2014
	440,000	$.36000	November, 2014
	240,000	$.36000	December, 2014
	225,000	$.25000	July, 2014
Outstanding Warrants from December 31, 2011		$.02131-	Expiration dates
	2,596,928	$.36000	As listed above
Warrants Granted	940,000	$.36000	January, 2015
	240,000	$.36000	February, 2015
	140,000	$.36000	March, 2015
	1,500,000	$.36000	April, 2015
	360,000	$.36000	May, 2015
	380,000	$.36000	June, 2015
	40,000	$.36000	July, 2014
	160,000	$.36000	July, 2015
	40,000	$.36000	August, 2014
	40,000	$.36000	August, 2015
	40,000	$.36000	September, 2014
	2,500,000	$.24000	May, 2016
	200,000	$.24000	June, 2016
	500,000	$.24000	September, 2015
	100,000	$.24000	October, 2016
Outstanding Warrants from December 31, 2012		$.00500-	Expiration dates
	9,776,928	$.36000	As listed above
Warrants Granted	120,000	$.36000	January, 2015
	40,000	$.36000	February, 2015
	40,000	$.36000	March, 2015
	1,000,000	$.36000	March, 2016
	40,000	$.36000	April, 2015
	40,000	$.36000	May, 2015
	3,906,250	$.24000	May, 2016
	62,500	$.24000	June, 2015
	312,500	$.24000	June, 2016
	62,500	$.24000	July, 2015
	250,000	$.24000	July, 2016
	62,500	$.24000	August, 2015
	62,500	$.24000	September, 2015
	781,250	$.24000	September, 2016
	62,500	$.24000	October, 2015
	156,250	$.24000	October, 2016
	62,500	$.24000	November, 2015
	781,250	$.24000	November, 2016
	62,500	$.24000	December, 2015
Outstanding Warrants from December 31, 2013		$.00500-	Expiration dates
	17,681,928	$.36000	As listed above
Warrants Granted	62,500	$.24000	January, 2016
	1,340,000	$.24000	January, 2017
	62,500	$.24000	February, 2016
	62,500	$.24000	March, 2016
	62,500	$.24000	April, 2016
	62,500	$.24000	May, 2016
	62,500	$.24000	June, 2016
Outstanding Warrants as of June 30, 2014		$.00500-	Expiration dates
	19,396,928	$.36000	As listed above

8 – STOCKHOLDERS’ DEFICIENCY (continued)

The warrants for 1,219,928 shares issued prior to January 1, 2011, include certain provisions that protect the holders from a decline in the stock price of the Company. As a result of those provisions, the Company recognizes the warrants as liabilities at their fair values on each reporting date.

As shown in footnote 6, the Company has recorded a warrant liability of $101,746 and $159,330 as of June 30, 2014 and December 31, 2013, respectively, which is based on the Black-Scholes valuation model to estimate the fair value of the warrants.

The significant assumptions considered by the model were the remaining term of the warrants, the fair value per share stock price of $.10 and $.17, a risk free treasury rate for 1.00 years and 1.5 years of .11% and .26% at June 30, 2014 and December 31, 2013, respectively and an expected volatility of 60%.

9 – COMMITMENTS

In July of 2013, the Company entered into a four year extension of the lease for the rental of the office and warehouse space expiring on August 31, 2017. Under the terms of the current lease and the four year extension, the Company’s future minimum rental payments are: $42,764 for 2014, $86,600 for 2015, $89,000 for 2016, and $60,400 for 2017. Total rent expense was $42,492 for periods ending June 30, 2014 and 2013.

On July 12, 2013, the company entered into the “Broadcast Technology and Promotional Rights Agreement between the NHRA and The Guitammer Company” whereby in exchange for use of its broadcast technology and certain sponsor payments the parties agreed that the NHRA telecasts on ESPN2 would be tactically enhanced and Guitammer would receive sponsor benefits including: television commercials, on-air sponsored segments, presence at certain NHRA races in the Manufacturer’s Midway, and other promotional rights and benefits. On April 10, 2014, the agreement was suspended retroactively, effective January 1, 2014 due to a disagreement between the NHRA and ESPN regarding the nature of the tactile enhancement of the previous season’s tested, approved and successfully tactile enhanced NHRA broadcasts by the Company. The agreement will be reinstated for one 12 month period when and if this situation is resolved. The $100,000 payment made by the Company in January of 2014 was refunded to the Company in April, 2014 as a part of the suspension agreement.

Stock and warrants issued for services

During the 6 months ending June 30, 2014, the Company issued 375,000 shares of common stock and 375,000 warrants for consulting services valued at $56,250. During the 6 months ending June 30, 2013, the Company issued 574,500 shares of common stock and 342,500 warrants for services valued at $119,771.

9 – COMMITMENTS (continued)

On February 10, 2012, the Company entered into a 3 month agreement with John Ertman for advisory services. Under the terms of the agreement, Mr. Ertman will be compensated at a rate of 40,000 shares of common stock and 40,000 warrants per month. The agreement was extended through July, 2014, with the compensation arrangement of 40,000 shares of common stock and 40,000 warrants per month for April and May of 2013, and 62,500 shares of common stock and 62,500 warrants per month for the months June 2013 through July 2014.

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

The Company had no major customers for the period ending June 30, 2014 and had two major customers for the period ending June 30, 2013. A major customer is defined as one that purchases ten-percent or more in a reporting period. Net sales for the six months ended June 30, 2014 and 2013 include sales to the following major customers:

Customer	2014	2013
AV Industry Le Havre	-	13.8%
Amazon.com	9.3%	10.4%

We had no accounts receivable balance from AV Industry Le Havre at June 30, 2014 and December 31, 2013. Amazon.com had no accounts receivable balance at June 30, 2014, and accounted for 12.6% of the total accounts receivable balance at December 31, 2013.

The Company had major suppliers in each of the reporting periods presented. A major supplier is defined as one that provides ten-percent or more of total cost-of-sales in a particular reporting period or has an outstanding account payable balance of ten-percent or more as of the reporting period.

	Purchases During 6 Months ending June 30, 2014	Account Payable Percentage at June 30, 2014	Purchases During 6 Months ending June 30, 2013	Account Payable Percentage at December 31, 2013
Eminence Speaker LLC	88%	49%	43%	46%
Sonavox Canada, Inc.	8%	11%	33%	16%
Actiway Industrial Co.	-	20%	19%	25%

11 – RELATED PARTY TRANSACTIONS

One of the Company’s shareholders is also a note holder and a minority shareholder of a major supplier to the Company. This shareholder is a note holder who also owns 2,590,098 shares of the Company’s common stock and is a minority shareholder in Eminence Speaker, LLC, a major supplier to the Company.

12 – OTHER ASSETS

Other assets consist of patents and trademarks related to the ButtKicker products. The assets are being amortized over 10 years based on the estimated useful lives of the patents and trademarks. Amortization of the intangible assets, which is included in general and administrative expenses, was $3,968 and $3,654 for the periods ended June 30, 2014 and 2013, respectively. The estimated future amortization expense for intangible assets is approximately $8,300 per year for 2014, $7,700 in 2015, $6,300 in 2016, $3,900 in 2017, $2,200 in 2018 and 2019 and under $2,000 thereafter.

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

14 – SUBSEQUENT EVENTS

In July 2014, the Company began a capital raise program consisting of a reduction in the exercise price of the Company’s outstanding warrants to purchase its common stock to $0.10 per share, for all of the Company’s outstanding warrants with an exercise price greater than $0.15 per share and to sell new shares of common stock for $0.12 or less per share (“New Shares”) depending on market conditions. The Company’s immediate goal is to raise $2,000,000. The Company set a minimum capital raise threshold of $1,500,000 before purchases of New Shares or warrant exercises can be accepted, unless specific authorization to consummate the transaction is received from the New Shares purchaser or warrant exerciser. The Company expects to close the capital raise program on or before August 31, 2014 at which time warrant prices will return to their originally stated price. A warrant holder authorized the Company to accept its warrant exercise at $0.10 per share for 1,281,250 shares for a total exercise price of $128,125 prior to, and whether or not the Company reaches the $1,500,000 threshold.

On July 28, 2014, the Board and a majority of the shareholders of the Company authorized an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of common stock from 150,000,000 to 200,000,000. Management is taking the steps to include this Amendment in its Articles of Incorporation. The Board does not anticipate selling all additional 50,000,000 shares in this capital raise program.

Since June 30, 2014, a total of 125,000 shares and 125,000 warrants were issued to pay for services valued at approximately $20,000.

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

Accounts receivable are uncollateralized customer obligations due under normal trade terms generally requiring payment within 30 days from the invoice date. The Company recorded an allowance of approximately $4,600 at June 30, 2014 and December 31, 2013.

Inventory

Inventory, consisting of finished goods, is stated at the lower of cost or market. Cost is determined using the weighted average method. Inventory that is determined to be obsolete or not sellable is expensed immediately. The Company recorded a reserve for obsolete items of $10,415 at June 30, 2014 and December 31, 2013.

Revenue Recognition

The Company recognizes revenue from the sale of its products when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed and determinable, and collectability is reasonably assured.

Deferred Revenue

The Company received prepayment for products from some of its customers as the Company requires prepayment before goods are shipped to almost all international customers. As of June 30, 2014 and December 31, 2013 the Company had deferred revenue of $55,215 and $68,823 respectively. The Company recognizes revenue and decreases deferred revenue in accordance with the revenue recognition policy.

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

There were no uncertain tax positions at June 30, 2014 or December 31, 2013, as the Company’s tax positions for open years meet the recognition thresholds of more likely than not to be sustained upon examinations. Tax returns for the years 2010 through 2012 are currently open to examination. Tax returns prior to 2010 are no longer subject to examination by tax authorities.

Shipping and Handling

Shipping and handling costs of approximately $43,000 and $70,459 for the periods ending June 30, 2014 and 2013, respectively, are included in general and administrative expenses in the statements of operations.

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

Six months ended June 30, 2014

All references below to per share and shares of Common Stock of the Company reflect the reorganization.

Results of Operations

During the second half of 2013 and the first quarter of 2014, the Company spent considerable capital resources implementing and commercializing its patented tactile broadcast technology for the ESPN2 broadcasts of the National Hot Rod Association (NHRA) and in related activities with other broadcast parties in order to prove that it has the ability to bring the actual feel of live sporting events to sports fans while watching in the comfort of their own home. Because of this, the Company experienced a shortage of available working capital required to fund certain inventory requirements related to its existing consumer products business and this had a corresponding negative effect on revenues for the quarter. The working capital shortage continued into the second quarter of 2014 and had the same negative effect on revenues for the first half of the year.

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

Revenue decreased $458,708 or 48.1%, to $494,902 for the six months ended June 30, 2014, compared to revenue of $953,610 for the six months ended June 30, 2013. Shortages of key inventory items resulted in the decrease in revenue. At June 30, 2014, the Company has a sales backorder of more than $350,000, which continues to increase. Management believes revenues for the six months ended June 30, 2014, could have been significantly larger if it had sufficient inventory to meet its sales demands.

Cost of goods sold decreased $284,975, or 51.7%, to $265,980, for the six months ended June 30, 2014, compared to cost of goods sold of $550,955 for the six months ended June 30, 2013. The 51.7% decrease in the cost of goods sold for the six months ending June 30, 2014 corresponds closely with the 48.1% decrease in revenue for the same time period, but is slightly larger due to variations in the sales mix of products sold as the profit margin for some products are slightly higher than for others.

Gross profit decreased by $173,733 or 43.1% to $228,922 for the six months ended June 30, 2014, compared to gross profit of $402,655 for the six months ended June 30, 2013. Our gross margin percentage increased to 46.3% for the six months ended June 30, 2014 compared to 42.2% for the six months ended June 30, 2013. Gross margin increased slightly due to variations in the sales mix of products sold as the profit margin on some products are slightly higher.

General and administrative expenses decreased $127,254, or 14.6%, to $741,381 for the six months ended June 30, 2014, compared to general and administrative expenses of $868,635 for the six months ended June 30, 2013. Significant variations within the general and administrative expenses were as follows:

	June 30, 2014	June 30, 2013	Increase (Decrease)
Stock warrant expense	$(57,584)	$22,980	$(80,564)
Freight and related expenses	44,841	87,741	(42,900)
Professional fees	182,386	221,283	(38,897)
Travel and entertainment expense	46,677	19,485	27,192
Depreciation	20,326	2,222	18,104
Repairs and maintenance	15,731	1,020	14,711
Payroll and related expense	314,259	328,278	(14,019)
All other general & admin. expenses	174,745	185,626	(10,881)
	$741,381	$868,635	$127,254)

Stock warrant expense decreased by $80,564 in the six months ended June 30, 2014 compared to the six months ended June 30, 2013 due to adjusting the stock warrants liability based the Black-Scholes valuation model which is used to estimate the fair value of the warrants.

Freight and related expenses decreased $42,900 in the six months ended June 30, 2014 compared to the six months ended June 30, 2013, primarily due to the receipt of less finished product from our overseas manufactures and reduced sales where shipping costs are paid by Guitammer during the six months ending June 30, 2014.

Professional fees decreased $38,897 in the six months ended June 30, 2014 compared to the six months ended June 30, 2013, primarily due to a decrease in consulting expenses related to investor relations.

Travel and entertainment expense increased by $27,192 in the six months ended June 30, 2014 compared to the six months ended June 30, 2013, primarily due to the increase in travel related to: tactile enhanced live sports broadcast of the NHRA and work with the Society of Motion Pictures and Television Engineers (SMPTE) to develop standards for the broadcast of the tactile signal captured during live events.

Depreciation expense increased by $18,104 in the six months ended June 30, 2014 compared to the six months ended June 30, 2013, due to the increased depreciation associated with equipment purchased for the tactile enhanced live sports broadcast of the NHRA.

Repairs and Maintenance expense increased by $14,711 in the six months ended June 30, 2014 compared to the six months ended June 30, 2013 primarily due to the expenses related to retooling costs for the continued manufacturer of our products.

Payroll and related expense decreased by $14,019 in the six months ended June 30, 2014 compared to the six months ended June 30, 2013, mainly due to the Company having a sales manager on the payroll for part of the first quarter of 2013 and all of the second quarter of 2013, but the Company did not have a sales manager in the first or second quarter of 2014.

Research and development expenses decreased $12,835 to $10,782 for the six months ended June 30, 2014, compared to $23,617 for the six months ended June 30, 2013. The decrease was attributable to development costs for its haptic-tactile broadcast technology for live sports broadcasts including a series of successful integration and broadcast tests on a regional sports network with a major sports team during the second quarter of 2013, with nothing spent on research and development in the second quarter of 2014.

Loss from operations increased by $33,644 or 6.9% for the six months ended June 30, 2014 to $523,241 as compared to $489,597 for the six months ended June 30, 2013. The increase was caused by the decrease in gross profit as explained above and partially offset by the decrease in research and development expense and by the decrease in general and administrative expenses. Management believes that the increase in loss from operations is due to being sold out of key inventory items, as mentioned above.

Interest expense increased $6,643 or 6.6%, to $106,875 for the six months ended June 30, 2014, compared to interest expense of $100,232 for the six months ended June 30, 2013. The increase was due primarily to interest on new debt issuances and the amortization of loan acquisition costs associated with new debt issuances and debt modifications as shown in Notes to the Financial Statements, Note numbers 7 and 8.

Our net loss increased $40,323 for the six months ended June 30, 2014. We had net a loss of $630,113 (or basic and diluted net loss per share of $0.008) for the six months ended June 30, 2014, compared to net loss of $589,790 (or basic and diluted net loss per share of $0.008) for the six months ended June 30, 2013. The decrease was caused primarily by the decrease in gross profit and the increase in interest expense, partially offset by the decrease in research and development expense and the decrease in general and administrative expense.

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

	June 30,	June 30,
	2014	2013

Net loss	$(630,113)	$(589,790)
Adjustments
Interest expense	106,875	100,232
Depreciation and patent amortization	24,294	5,876
Taxes	-	-
EBITDA	(498,944)	(483,682)

EBITDA decreased $15,262 or 3.2% to $(498,944) for the six months ended June 30, 2014, compared to EBITDA of $(483,682) for the six months ended June 30, 2013. The decrease in 2014 EBITDA was primarily caused by the decrease in gross profit, offset partially by the decrease in research and development expense and general and administrative expense.

Three months ended June 30, 2014 and June 30, 2013

Results of Operations

Revenue decreased $244,333 or 57.1%, to $183,850 for the three months ended June 30, 2014, compared to revenue of $428,183 for the three months ended June 30, 2013. The shortage of key inventory components was a major factor in the Company’s revenue decrease and the resulting sales backorders of over $350,000 at June 30, 2014.

Cost of goods sold decreased $145,819, or 59.7%, to $98,518 for the three months ended June 30, 2014, compared to cost of goods sold of $244,337 for the three months ended June 30, 2013. The 59.7% decrease in the cost of goods sold for the three months ending June 30, 2014, corresponded closely to the 57.1% decrease in revenue for the same time period. The slight variation was due to variations in the sales mix of products sold as the profit margin for some products are slightly higher than for others.

Gross profit decreased by $98,514 or 53.6% to $85,332 for the three months ended June 30, 2014 compared to gross profit of $183,846 for the three months ended June 30, 2013. The 53.6% decrease in Gross profit was primarily due to the decrease in revenue for the three months ending June 30, 2014 compared to June 30, 2013.

General and administrative expenses decreased $123,373, or 28.7%, to $305,836 for the three months ended June 30, 2014, compared to general and administrative expenses of $429,209 for the three months ended June 30, 2013. The decrease was primarily due to the decrease in the cost of stock warrant expense of approximately $61,000, the decrease in advertising and marketing of approximately $34,000, the decrease in professional fees of approximately $24,000, the decrease in payroll expense of approximately $10,000 and the decrease in freight and related expenses of approximately $6,000, partially offset by the increase in travel expenses of approximately $16,000.

Research and development expenses decreased $22,324 to $0 for the three months ended June 30, 2014, compared to $22,324 for the three months ended June 30, 2013. In the second quarter of 2013, research and development expense was incurred in field testing of our patented “ButtKicker Live!” broadcast technology with a professional sports team. The Company spent nothing on research and development in the second quarter of 2014.

Interest expense increased $8,275 or 17.8%, to $54,674 for the three months ended June 30, 2014, compared to interest expense of $46,399 for the three months ended June 30, 2013. The increase was due primarily to interest on new debt issuances and the amortization of loan acquisition costs associated with new debt issuances and debt modifications as shown in Notes to the Financial Statements, Note numbers 7 and 8.

Our net loss decreased $38,877 for the three months ended June 30, 2014. We had net loss of $275,176 (or basic and diluted net loss per share of $0.004) for the three months ended June 30, 2014, compared to net loss of $314,053 (or basic and diluted net loss per share of $0.004) for the three months ended June 30, 2013. The decrease in loss was primarily the result of the decrease in general and administrative expenses, offset partially by the decrease in gross profit.

Liquidity and Capital Resources

Total current assets were $379,862 as of June 30, 2014, consisting of cash of $19,297, net accounts receivable of $34,446, inventory of $323,089 and prepaid and other current assets of $3,030. Current assets decreased by $272,776 or 41.8% compared to current assets of $652,638 as of December 31, 2013 mainly due to the decrease in cash of $120,934, which resulted from the decrease in revenue as noted above and the decrease in inventory of $120,672.

Total current liabilities were $2,538,237 as of June 30, 2014, consisting of accounts payable of $652,523, accrued expenses of $353,269, current maturities of long-term debt of $1,437,707, deferred revenue of $55,215 and line of credit of $39,523. Current liabilities increased by $375,926 or 17.4% compared to current liabilities of $2,162,311 as of December 31, 2013 mainly due to the increase in Accounts payable.

The working capital deficit increased by $648,702 or 43% to $(2,158,375) for the six months ending June 30, 2014 compared to the working capital deficit of $(1,509,673) at December 31, 2013.

Cash Flows During the Six Months Ended June 30, 2014

During the six months ended June 30, 2014 we had a net decrease in cash and cash equivalents of $120,934 primarily consisting of net cash used in operating activities of $192,335 partially offset by net cash provided by financing activities of $72,274.

Net cash used in operating activities was $205,800 for the six months ended June 30, 2014, consisting of an increase in: accounts payable and accrued expenses of 173,927 and decreases in: accounts receivable of $28,059 inventory of $120,672, prepaid expenses of $3,111, and deferred revenue of $13,608. These changes were reduced by net loss of $630,113 which had adjustments for depreciation and patent amortization of $24,294, amortization of deferred financing fees of $13,367, amortization of debt discount of $4,089 employee stock options of $71,736, stock and warrants issued for services of $56,250, and the decrease in fair value of warrant liability of $57,584.

Net Cash provided by investing activities was $12,592 for the six months ended June 30, 2014 for the purchases of intangible assets and property and equipment as well as the sale of property and equipment.

Net cash provided by financing activities was $72,274 for the six months ended June 30, 2014, consisting of net proceeds from debt of $100,000, the payment of debt of $29,289 and proceeds from options exercised of $1,563.

In order to meet current consumer product backlog and anticipated orders, the Company also expects to need approximately $2,000,000 of cash to purchase inventory in the next 12 months. The Company expects to generate these funds from operations with any deficit to be funded through capital raises. We estimate that for the next 12 months we will also need approximately $740,000 for debt service.

The Company historically has incurred net losses, negative cash flows from operating activities, and has an accumulated deficit of approximately $9,837,000 at June 30, 2014. In addition, at June 30, 2014 the Company had a cash balance of approximately $19,000 and working capital deficiency of approximately $2,160,000. Although the working capital deficiency has improved by approximately $1,169,000 since December 31, 2011, in both the near and long term, without additional financing, the Company is and will be in an illiquid position. The Company received cash through the sales of Common Stock and warrants to purchase Common Stock in the amount of $150,000 in the third quarter of 2011, $250,000 in the fourth quarter of 2011, $375,000 in the first quarter of 2012, $770,000 in the second quarter of 2012, $540,000 in the third quarter of 2012, $250,000 in the first quarter of 2013, $675,000 in the second quarter of 2013, and an additional $175,000 in the third quarter of 2013. The Company believes that the receipt of additional equity will enable it to purchase adequate inventory to meet its existing sales demand and to be able to increase sales through advertising and marketing related activities. There is no assurance that the Company will have any additional sales of stock or that the Company will be able to become operationally cash flow positive.

If the Company is successful in raising significant additional capital (of which there is no assurance), the Company intends to purchase necessary inventory to fulfill backorders and maintain adequate stocking levels of inventory, bring new products to market, hire one or more sales people to sell the Company’s ButtKicker brand hardware in its key markets of home theater, gaming, cinemas and musicians/pro audio, continue its commercialization efforts for its broadcast technology and continue to expand its patent portfolio for both hardware and broadcast technology.

In July, 2014, the Company has reopened the Private Placement Memorandum (PPM) and has reduced the exercise price of the Company’s outstanding warrants to purchase its common stock to $0.10 per share, for all of the Company’s outstanding warrants with an exercise price greater than $0.15 per share, solely during the capital raising period. The Company’s immediate goal is to raise $2,000,000.

We believe the combination of the Company’s recent success in tactically enhancing the NHRA on ESPN2, increased advertising and marketing spending and the addition of one or more sales people will drive demand for our products and will increase revenue and cash flow.

           At this time, we have not secured additional financing. We do not have any commitments for additional capital from third parties or from our officers or directors or any of our shareholders to supplement our operations or provide us with financing in the future. There can be no assurance that additional capital will be available to us, or that, if available, it will be on terms satisfactory to us. If we are unable to increase revenues from operations, to raise additional capital from conventional sources and/or additional sales of stock by September of 2014, we may be forced to curtail or cease our operations. These factors raise doubt in our ability to continue as a going concern. Our financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. There is substantial doubt that we can continue as a going concern for the next 12 months unless additional funding is secured by the Company.

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

 Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including Mark Luden, the Company's Chief Executive Officer ("CEO") and Richard Conn, the Company's Chief Financial Officer ("CFO") (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2014 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure, due to the material weaknesses described below.

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

Changes in Internal Controls

During the six months ended June 30, 2014, there were no significant changes in internal controls of the Company, or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Exhibit No.	Date of Document	Name of Document

2.0*	May 17, 2011	Agreement and Plan of Reorganization
3.0*	March 3, 1990	Articles of Incorporation of Guitammer-Ohio
3.1*	June 6, 2005	Certificate of Amendment of Guitammer- Ohio
3.2*	June 17, 2005	Certificate of Amendment of Guitammer- Ohio
3.3*		Code of Regulations of Guitammer - Ohio
3.4*	May 17, 2011	Articles of Incorporation of Guitammer- Nevada
3.5*		Bylaws of Guitammer - Nevada
4.0*	Sept. 30, 1999	1999 Non-Qualified Stock Option Plan, as amended
4.1*		Form of Option Agreement
4.2*	June 17, 2005	2005 Amendment to1999 Non-Qualified Stock Option Plan
4.3**	July 14, 2011	Form of Warrant issued to The Walter J. Doyle Trust
4.4**	July 14, 2011	Form of Warrant issued to Standard Energy Company
10. 1*	Nov. 1, 2002	Richard B. Luden $82,000 Note
10.1A#	Dec 21, 2011	Richard Luden Conversion Agreement 82K
10. 2*	May 13, 2005	Note Purchase Agreement—Walter Doyle, John O. Huston and Eric Roy
10. 3*	Sept.1, 2007	First Amendment To Note Purchase Agreement—Walter Doyle, John O. Huston and Eric Roy
10. 4*	May 13, 2005	Walter J. Doyle $150,000 Note
10.4A*	September 1, 2007	Amended and Restated Walter Doyle Note
10.4B###	January 31, 2012	Walter Doyle 150k Jan 31 2012 Note Conversion Agreement
10. 5*	May 13, 2005	Eric Roy $100,000 Note
10.5A*	March 28, 2011	Agreement to Convert An Existing Note—Eric P. Roy
10.5B*	September 1, 2007	Eric Roy 9.4 Stock Options on 100K 0901207note
10.5C*	May 13, 2005	Eric Roy 16 stock options 05132005
10.5D*	May 13, 2006	Eric Roy 16 Stock options 05132006
10.5E*	September 1, 2007	Amended and Restated Eric Roy Note
10.5F###	January 31, 2012	Eric Roy Jan 31 2012 Note Conversion Agreement
10. 6*	May 13, 2005	John O. Huston $50,000 Promissory Note
10.6A*	September 1, 2007	John O. Huston 4.7 Stock options 09012007
10.6B*	May 13, 2005	John O. Huston 8 Stock Options 05132005
10.6C*	May 13, 2006	John O. Huston 8 Stock Options 05132006
10.6D*	September 1, 2007	Amended and Restated John O. Huston Promissory Note
10.6E###	January 31, 2012	John Huston Jan 31 2012 Note Conversion Agreement
10.7*	June 29, 2005	Note Purchase Agreement—Walter Doyle, Andrea L. Levenson and Gust Van Sant
10.8*	September 1, 2007	First Amendment To Note Purchase Agreement—Walter Doyle, Andrea L. Levenson and Gust Van Sant
10.9*	June 29, 2005	Walter J. Doyle $50,000 Promissory Note
10.9A*	September 1, 2007	Amended and Restated Walter Doyle Note
10.9B###	January 31, 2012	Walter Doyle 50K Jan 31 2012 Note Conversion Agreement
10.10*	June 29, 2005	Andrea Lerner Levenson $50,000 Promissory Note
10.10A*	September 1, 2007	Andrea Lerner Levenson 4.7 Stock Options on 50K 09012007 note
10.10B*	June 29, 2006	Andrea Lerner Levenson 8 stock options 6292006
10.10C*	June 29, 2005	Andrea Lerner Levenson 8 stock options 06292005
10.10D*	September 1, 2007	Amended and Restated Andrea L. Levenson Promissory Note
10.10E###	January 31, 2012	Andrea Levenson Jan 31 2012 Note Conversion Agreement
10.11*	June 29, 2005	Gust Van Sant $50,000 Promissory Note
10.11A*	September 1, 2007	Gust Van Sant 4.7 Stock Options on 50K 09012007 note
10.11B*	June 29, 2005	Gust Van Sant 8 Stock Options 06292005
10.11C*	June 29, 2006	Gust Van Sant 8 Stock Options 06292006
10.11D*	September 1, 2007	Amended and Restated Gust Van Sant Promissory Note
10.11E###	January 31, 2012	Gus Van Sant Jan 31 2012 Note Conversion Agreement

10.12*	July 19, 2005	Promissory Note --Opal Private Equity Fund, LP
10.12A*	September 1, 2007	Opal Private Equity Stock Warrants on 100K note
10.12B*	July 19, 2005	Opal 16 Stock Warrants 07192005
10.12C*	July 19, 2006	Opal 16 Stock Warrants 07192006
10.12D*	September 1, 2007	Amended and Restated Opal Promissory Note
10.13*	September 1, 2007	First Amendment To Note Purchase Agreement--Opal Private Equity Fund, LP
10.14*	July 19, 2005	Opal Private Equity Fund, LP $100,000 Note Purchase agreement
10.15*	July 3, 2005	Forest Capital $250,000 Working Capital Loan and Consulting Agreement
10.15A*	January 1, 2010	Forest Capital 214.7 options 01012010
10.15B#	December 21, 2011	Forest Capital Amended loan agreement 150k
10.15C##	February 1, 2012	Addendum to Conversion and Amended Loan Agreement with Forest Capital
10.15D&&	December 21, 2011	Forest Capital Conversion Agreement 250K
10.15E+&+	January 31, 2014	Forest Capital $150,000 Second Restated Promissory Note Rev 01272014
10.16*	May 5, 2003	Thelma Gault $800,000 Loan and Option Agreement
10.17*	January 31, 2008	First Amendment To Thelma Gault $800,000 Loan Agreement
10.18*	February 28, 2009	Second Amendment To Thelma Gault $800,000 Loan Agreement
10.19*	January 31, 2008	Thelma Gault $800,000 Amended and Restated Promissory Note
10.20*	November 18, 2010	Thelma Gault Subordination Agreement 1st Lien carve out
10.21*	March 9, 2009	Credit Facilitation Agreement—Walter J. Doyle Trust and Julie E. Jacobs Trust
10.21A*	February 26, 2009	Merrill Lynch Loan Application and acceptance
10.21B*	March 2009	Merrill Lynch Loan agreement
10.21C*	December 1, 2009	Revised Merrill Lynch Loan agreement
10.21D&&	December 21, 2011	Jacobs Trust Fee conversion agreement on 200k loan
10.21E&&	December 21, 2011	Doyle Trust Fee Conversion Agreement on 200k loan
10.22*	April 25, 2008	Ohio Innovation Loan Agreement
10.23*	April 25, 2008	Ohio Innovation Loan Security Agreement
10.24*	September 11, 2008	Ohio Innovation Loan Modification Agreement
10.24A*	September 17, 2009	Ohio Innovation Loan Modification Agreement 2nd mod
10.24B*	November 24, 2010	Ohio Innovation Loan Modification Agreement 3rd mod
10.24C%%	December 1, 2012	Ohio Innovation Loan Modification Agreement 4th Mod
10.24D%%	December 1, 2012	Ohio Innovation Loan Modification Agreement 5th Mod
10.25*	November 29, 2010	Ohio Innovation Loan Subordination Agreement
10.25A*	April 25, 2008	Ohio Innovation Loan Intercreditor agreement
10.25B*	April 25, 2008	Ohio Innovation Loan Cognovit promissory note
10.26*	April 7, 2010	Julie E. Jacobs Trust $100,000 Loan Agreement
10.26A#	December 21, 2011	Jacobs Trust Interest Conversion Agreement on 100K loan
10.26B#	December 21, 2011	Jacobs Trust Amended loan agreement 100K loan
10.26C+&+	January 31, 2014	Jacobs Trust $100,000 Second Restated Promissory Note Rev 01272014
10.27*	October 4, 2010	Amendment To Julie E. Jacobs Trust $100,000 Loan Agreement
10.28*	January 11, 2011	Joseph Albert $100,000 Convertible Promissory Note
10.29*	January 11, 2011	Joseph Albert $100,000 Convertible Promissory Note Extension Agreement
10.29B&&&	June 8, 2012	Joseph Albert Note Conversion Agreement
10.30*		Joseph Albert 50,000 Common Stock Purchase Warrants
10.30A*		Joseph Albert 100,000 Common Stock Purchase Warrants
10.30B&&&	June 8, 2012	Joseph Albert 150,000 Common Stock purchase Warrants
10.31*	October 5, 2010	Standard Energy Company $100,000 Loan Agreement and Promissory Note
10.31A#	December 21, 2011	Standard Energy Note Conversion Agreement
10.31B##	February 1, 2012	Addendum to Note Conversion Agreements with Standard Energy Company
10.32*	October 11, 2010	Doyle Trust $25,000 Promissory Note
10.32A*	October 5, 2010	Doyle Trust $25,000 Loan Agreement
10.32B##	February 1, 2012	Addendum to Note Conversion Agreements with The Walter J. Doyle Trust
10.32C&&	December 21, 2011	Doyle Trust Note Conversion Agreement 25K
10.33*	November 12, 2010	Walter J. Doyle Trust and Julie E. Jacobs Trust Inventory Financing Agreement
10.33A*	November 12, 2010	Jacobs Trust Stock 82.8 Options
10.34*	November 12, 2010	Walter J. Doyle Trust $150,000 Promissory Note
10.34A#	December 21, 2011	Doyle Trust Conversion Agreement 150K
10.34B##	February 1, 2012	Addendum to Note Conversion Agreements with The Walter J. Doyle Trust
10.35*	November 12, 2010	Standard Energy Company $150,000 Promissory Note
10.35A#	December 21, 2011	Standard Energy Note Conversion Agreement 100k
10.35B##	February 1, 2012	Addendum to Note Conversion Agreements with Standard Energy Company
10.36*	February 2, 2011	Robison Note Extension Agreement
10.36A*	July 10, 2010	Robison original promissory note
10.37*	February 2, 2011	Robison $50,000 Convertible Promissory Note
10.37A&&&	June 22, 2012	Robison Note Conversion agreement
10.38*		Robison Common Stock Purchase Warrants for 50,000 shares and 25,000 shares
10.38A&&&	June 22, 2012	Robison Common Stock Purchase Warrants for 75,000 shares
10.39*	February 24, 2011	Carl A. Generes $35,000 Promissory Note
10.40*	July 13, 2009	Lease Modification Agreement
10.40A*	January 18, 2006	Lease Agreement – original
10.40B **	April 10, 2008	First Lease Agreement Amendment
10.40C ***	August 11, 2011	(Second) Lease Modification Agreement
10.41&&	November 16, 2011	Watters Agreement November 2011
10.41A ****	February 9, 2012	Extension to Watters agreement January to March 2012
10.42&&	December 5, 2011	Jeff Paltrow dba Litehouse Capital Contractual Agreement December 2011
10.43&&	December 19, 2012	Cervelle Group marketing Agreement December 2011
10.44****	February 10, 2012	Ertman agreement January to March 2012
10.46+&+	January 31, 2014	Walter Doyle Trust $50,000 Promissory Note 01272014
10.47+&+	January 31, 2014	Julie Jacobs Tust $50,000 Promissory Note 01272014
21.1*		List of Subsidiaries of the Registrant

31.1%%	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2%%	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1%%	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2%%	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*	Filed with the SEC on July 8, 2011 as Exhibits to Amendment No. 1 to the Company’s Form 10 Registration Statement and are incorporated herein by reference.
**	Filed with the SEC on July 28, 2011 as Exhibits to Amendment No. 2 to the Company’s Form 10 Registration Statement and are incorporated herein by reference.
***	Filed with the SEC on August 12, 2011 as Exhibit to Amendment No. 3 to the Company’s Form 10 Registration Statement and is incorporated herein by reference.
#	Filed with the SEC on December 23, 2011 as Exhibits to Form 8K
##	Filed with the SEC on February 2, 2012 as Exhibits to Form 8K
###	Filed with the SEC on February 6, 2012 as Exhibits to Form 8K
&&	Filed with the SEC on April 6, 2012 as Exhibits to Form 10K
****	Filed with the SEC on May 15, 2012 as Exhibits to Form 10Q
&&&	Filed with the SEC on August 13, 2012.
+&+	Filed with the SEC on January 31, 2014 as Exhibits to Form 8-K.
%%	Filed with the SEC herewith.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Guitammer Company

(Registrant)

Date: August 13, 2014	By:	/s/ Richard E. Conn