Form 10-K
period 2014-12-31
Guitammer Co
filed 2015-03-13
CIK 1334126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________ to ________

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2014, was $7,859,274 (computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of the last business day of the registrant's most recently completed second fiscal quarter). For purposes of the foregoing calculation only, directors, executive officers, and holders of 10% or more of the issuer’s common capital stock have been deemed affiliates.

The number of shares outstanding of the Registrant’s Common Stock as March 13, 2015 was 83,187,998.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

THE GUITAMMER COMPANY

Annual Report on Form 10-K

Item 1. Business.

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

The name, Guitammer – pronounced “Git”-“tammer” – comes from the conjunction of the words “guitar” and “hammer”. In January 1991 we finished development of and licensed for sale, our original product, the Hammer Jammer™, a patented guitar accessory. Our initial products (low frequency audio transducers) were developed to solve a problem of our founder, who was a musician and unable to feel the low frequency end of the music he was playing without turning the stage monitors up very loud which interfered with the playing ability of the rest of the musicians. Today our principal product is a low frequency transducer sold under the trademarked brand name ButtKicker® (“ButtKicker”). The ButtKicker enables the user to feel low frequency sound (or bass) in a realistic, powerful and exciting way. However, unlike the overly loud, booming subwoofers with which most people are familiar, the ButtKicker brand products enables the end user to accurately experience – i.e. “feel” – “bass” or low frequency vibrations without creating any sound.

ButtKicker brand products are used by around the world by cinemas, home theater and video game enthusiast, by leading musicians and for commercial applications including simulators and industrial applications.

In 2007 we began to develop “4D Sports powered by ButtKicker”, originally named “ButtKicker Live!®” , which enables haptic and tactile events to be broadcast in addition to and distinct from a live broadcasts’ audio and video. In March of 2011 the Company was issued US Patent #7,911328 for the “Capture and remote reproduction of haptic events in synchronous association with the video and audio capture and reproduction of these events”. In late 2011 we began marketing this technology to potential customers in the sports, broadcast and distribution business (i.e., cable, DBS, and FTTH companies).

We are focused on increasing the deployment and monetization of our patented broadcast technology, supported by on-going cinema and consumer hardware sales.

Broadcast and Consumer Electronics Market Sizes

*	The consumer electronics industry was forecast to be a record $211.3 billion by the Consumer Electronics Association.
*	Audience includes over 59mm digital cable, 44mm satellite and approximately 7mm FTTH TV subscribers.
*	ESPN is available in ~ 100 million households and the NBC Sports Network in over 75 million households.
*	Number of sports and conference specific cable networksare increasing and their penetrationis growing.
*	“Over-the-Top” Content and “Second Screen” / TV Everywhere is seen to be a $18 Billion marketopportunity.

Broadcast Technology – “4D Sports powered by ButtKicker”; ButtKicker Live!®

In March of 2011 the Company was issued US Patent #7,911328 for the “Capture and remote reproduction of haptic events in synchronous association with the video and audio capture and reproduction of these events”. In late 2011 we began marketing this technology to potential customers in the sports, broadcast and distribution business (i.e., cable, DBS, and FTTH companies).

We believe the benefits, market opportunities and competitive advantages of our broadcast technology include the following:

•

The Company developed the technology; owns the patent for haptic-tactile -“4D”- broadcasting. As such, any future broadcast that includes haptic events - feeling, tactile, motion - will be subject to licensing from the company. This patent is less than four years old.

•

The Company believes this is analogous to one company owning the patents for HD or 3D TV and being able to secure a license fee from every device – STB, TV, streaming box, end user hardware, etc. – that decodes and utilizes haptic-tactile data.

•

The ability to monetize value added content, by way of “micro transactions” that literally turn the data feed on or off from a live action sport and allow fans at home to “play as” their favorite player, is a significant revenue opportunity for all the stakeholders involved – the sport, the athletes / teams, the broadcasters, the distribution (cable, FTTH, IPTV) partners and Guitammer.

•

Licensing the broadcast patent and the hardware installs that are bundled with content in a manner similar to TiVo or Sling box. Cable and satellite TV providers may also offer subscribers a premium bundle that can also provide a recurring revenue stream.

•	The opportunity to license and/or co-brand products for the end user to other large consumer electronics manufacturers.

•	Luxury boxes, premium seating area and “fan zones” can be equipped with the Companies broadcast and hardware solutions to provide a more compelling and engaging in-arena and in-stadium fan experience.

We believes that haptic- tactile broadcasting combined with growing trend of “over-the-top” content and the “second screen” viewer experiences, along with the increasing deployment of internet or IPTV broadcasting, will allow it to offer value added opportunities to broadcasters, distributers and sports leagues that enable its viewers to “play as” or “drive as” their favorite or fantasy player as a way to gain and maintain customers. Additionally, we see a large opportunity to generate revenue by being able to charge the end user an additional small fee ~( $0.99) on a per player or driver basis.

On January 29, 2015, the Company filed additional US and International patents to help expand its intellectual property in the broadcast markets, (US Application No. 14/609,185 and Application No. PCT/US2015/013558) for “HAPTIC-TACTILE, MOTION OR MOVEMENT SIGNAL CONVERSION SYSTEM AND ASSEMBLY” with Mark Luden as the inventor and assigned to The Guitammer Company.

In July of 2013 the Company and the NHRA executed the “Broadcast Technology and Promotional Rights Agreement” between NHRA and The Guitammer Company. The NHRA telecasts were broadcast with an enhanced tactile effect (in “4D powered by ButtKicker” beginning with their September 14th, 2013 telecast and all subsequent 2013 telecasts on ESPN2.) We released “The Making of Tactile Broadcasting” in the fall of 2013 explaining and demonstrating this new broadcast technology available on the Guitammer YouTube channel or directly at http://www.youtube.com/watch?feature=player_embedded&v=RQ3lPbtDt5E . This Agreement ended in January of 2014.

On August 29, 2014 the Company, the San Jose Sharks (“Sharks”) NHL hockey team and Comcast SportsNet California (“CSNCA”) executed a “Letter Agreement Regarding Technology Initiative” to integrate Guitammer’s broadcast technology in the SAP Center at San Jose and into the CSNCA’s telecasts of the San Jose Sharks home games at the SAP Center for the 2014/15 NHL season, and to collectively promote and market the enhanced broadcast to the San Jose Sharks and CSNCA viewers. Starting from the first home game on October 11th to present, the CSNCA’s Sharks telecasts have successfully been broadcast in 4D using Guitammer’s technology. Recent favorable reviews of these “4D” broadcasts include this review which aired in the San Jose area in January of 2015: http://wn.ktvu.com/clip/11022053/san-jose-new-technology-for-sharks-fans-watching-from-home.

We are actively involved with the Society of Motion Pictures & Television Engineers (SMPTE) working to draft standards for haptic-tactile broadcasting that we believe may assist in wide adoption of haptic-tactile broadcasting using our technology.

We are actively pursuing more opportunities and strategic partnerships in the sports and broadcast space to deploy this technology in 2015.

Cinema Sales

In 2014 we continued to increase our cinema deployment notably with AMC Prime in the US and Lumiere Pavilions in China.

In late 2013 AMC Theatres introduced it’s new theater concept: “Prime” - “feel every WOW.” [www.amctheatres.com/amc-prime] and each of these new concept theaters features ButtKicker brand transducers in every seat in the theater auditorium. So far, every seat, more than 1,900 AMC Theatre Prime seats in all 10 of their locations nationwide are outfitted with our products.

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

Marketing

Our marketing efforts in 2014 primarily focused on our efforts with the San Jose Sharks and Comcast SportsNet CA by way of a :30 second commercial that is designed to drive the fan to our direct sales website: www.shakemycouch.com .

Our television commercials can be seen at www.shakemycouch.com and all of companies video and commercials can be seen at the Guitammer YouTube channel: https://www.youtube.com/user/Guitammer.

Other marketing efforts consist of online promotions with our major partners such as Amazon.com sponsorships of online racing and simulator leagues and teams, and endorsements from well know musicians.

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

Wireless ButtKicker Kit

The wireless ButtKicker Kit is designed for home theater and gaming use. Included in the kit is one ButtKicker Advance low frequency transducer, one ButtKicker Power Amplifier with wireless send and receive units and remote control, one Chair/Couch Mounting Kit, and all the cables and wires necessary to hook the system up to home theater and gaming systems. The mounting kit enables the average consumer to quickly and easily use the ButtKicker with any couch or chair. The entire system easily integrates into existing home theater and gaming systems as well. The wireless ButtKicker Kit currently retails from $199 -$399 depending on various marketing promotions and discounts available from time to time..

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

Our ButtKicker brand hardware sales strategy is to continue to increase our cinema sales to help build brand awareness so as to increase our consumer hardware sales through all of our distribution channels.

Our “4D Sports powered by ButtKicker” broadcast technology sales strategy is to form strategic partnerships with larger companies involved in making broadcast, sports more immersive for fans and partner companies and use our technology in conjunction with their product offerings and marketing efforts to help facilitate those goals. We are in early stage discussions with several of these types of companies. Additionally, we are in discussions directly with other rights holders and broadcast partners to deploy our broadcast technology.

Manufacturing

We outsource the manufacturing of our products; however, we do perform kitting and light assembly of several products in our Westerville, Ohio facilities. The Company does have a material contracts in place with LFT manufacturing. With our other suppliers we purchase products under agreed upon payment and supply terms that may change from time to time.

Some of our products that are sourced in China are assembled by a manufacturing partner in the State of Kentucky. Additionally, some low volume products are sourced locally in Central Ohio. We are focused on reducing our cost of goods sold and sourcing all of our products as finished goods from China. We are heavily dependent upon product purchased from four principal suppliers. Our principal suppliers are Eminence Speaker, LLC (Eminence, KY); Shenzhen Actiway Industrial Co. - Shenzhen Actiway Electronics Co., Ltd. Factory (Shenzhen, China); LFT Manufacturing, LLC (Westerville, Ohio) ( and Sonavox Electronics SIP, Sonavox Canada Inc. (Suzhou, China and Markham, Ontario, Canada). These four suppliers accounted for approximately 93% of Company product purchases in 2014 and 2013. Purchases from Eminence were 31% and 52% respectively of our total product purchases in 2014 and 2013. Purchases from Actiway were 30% and 9% respectively of our total product purchases in 2014 and 2013. Purchases from LFT were 20% and 0% (not a supplier in 2013) respectively of our total product purchases in 2014 and 2013. Purchases from Sonavox were 13% and 32% respectively of our total product purchases in 2014 and 2013. We expect the percentages of Company product purchases from LFT to increase slightly while the percentages of Company product purchases from the other suppliers will decrease slightly for 2015.

Warehousing and Fulfillment

We warehouse and ship most of our products from our warehouse in Westerville, Ohio. We also direct-ship products to Asia and Europe from our manufacturing partners in China, which saves us time and transportation and handling costs.

Broadcast Technology and Consumer Hardware Competition

We are not aware of competing products, technologies or plans to introduce anything to the market that is similar to our broadcast technology for live sports and events and believe we may very well have a “blocking patent” in this space. If this is true then all brands of end user hardware, existing and yet to be developed, as well as broadcasters, distributors and content providers would have to license Guitammer’s broadcast technology in order to make use of it.

There are several competitors in the low frequency or tactile transducer market segment (described below), we believe that the ButtKicker brand is the leading brand due to its power, musical accuracy and longevity.

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

On January 29, 2015, we filed International and US patents (US Application No. 14/609,185 and Application No. PCT/US2015/013558) for “HAPTIC-TACTILE, MOTION OR MOVEMENT SIGNAL CONVERSION SYSTEM AND ASSEMBLY” with Mark Luden as the inventor and assigned to The Guitammer Company.

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

Item 1B Unresolved Staff Comments.

None.

Item 2. Properties.

We are located at 6117 Maxtown Road, Westerville, Ohio 48032. We lease approximately 15,000 square feet of office and warehouse space for $7,150 per month. The facilities include a loading dock, drive through overhead door, warehouse space, product development areas, showroom, demonstration theater and offices. On September 1, 2009, the Company entered into a four year lease for the rental of the office and warehouse space expiring on August 31, 2013. In July of 2013, the Company entered into a four year extension of the lease for the rental of the office and warehouse space expiring on August 31, 2017. We believe that our current space is adequate to meet our current needs.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The common stock of the Company is traded on the OTC Bulletin Board Market under the symbol GTMM.OB. On March 5, 2015, the last sales price of the Company's common stock was $.1025.

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

Calendar period	High	Low
2012 First Quarter	$0.27	$0.12
2012 Second Quarter	$0.21	$0.15
2012 Third Quarter	$0.20	$0.14
2012 Fourth Quarter	$0.35	$0.08
2013 First Quarter	$0.20	$0.12
2013 Second Quarter	$0.21	$0.14
2013 Third Quarter	$0.19	$0.09
2013 Fourth Quarter	$0.20	$.015
2014 First Quarter	$0.19	$0.12
2014 Second Quarter	$0.17	$0.09
2014 Third Quarter	$0.16	$0.02
2014 Fourth Quarter	$0.16	$0.03

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

There are approximately 84 holders of record of the Company's Common Stock as of December 31, 2014.

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

On December 3, 2014,the Board reduced the exercise price on the 600,000 and 3,000,000 stock options issued on February 1, 2012 and November 26, 2012, respectively, from $.25 to $.075.

On December 3, 2014, the Board approved and granted 1,950,000 stock options to five of its employees, with an exercise price of $.075 per share with a vesting schedule of 60% on the first anniversary of the grant, 20% on the second anniversary of the grant and the final 20% on the third anniversary of the grant. On December 3, 2014, the Board approved and granted 1,500,000 stock options to two of the Company’s directors with an exercise price of $.075 per share with a vesting schedule of 25% on the first anniversary of the grant, 25% on the second anniversary of the grant, 25% on the third anniversary of the grant and 25% on the fourth anniversary of the grant. Full vesting is to occur upon a change in ownership of the Company on the stock options.

Item 6. Selected Financial Data.

Not required for smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

RESULTS OF OPERATIONS

Fiscal Year ended December 31, 2014 compared to Fiscal year ended December 31, 2013.

All references below to per share and shares of Common Stock of the Company reflect the Reorganization.

Results of Operations

 During the second half of 2013 and the first quarter of 2014, the Company spent considerable capital resources implementing and commercializing its patented haptic-tactile broadcast technology (“ButtKicker Live!®” /“4D Sports powered by ButtKicker”) for the ESPN2 broadcasts of the National Hot Rod Association (NHRA) and in related activities with other broadcast parties in order to prove that it has the ability to bring the actual feel of live sporting events to sports fans while watching in the comfort of their own home. Because of this, the Company experienced a shortage of available working capital required to fund certain inventory requirements related to its existing consumer products business and this had a corresponding negative effect on revenues for the year. The Company received some cash through the exercise of stock warrants by existing stock holders that lead to improved sales in the 4th quarter of 2014 increasing by approximately $275,000 over the third quarter of 2014.

On August 29, 2014 the Company, the San Jose Sharks (“Sharks”) NHL hockey team and Comcast SportsNet California (“CSNCA”) executed a “Letter Agreement Regarding Technology Initiative” to integrate Guitammer’s broadcast technology in the SAP Center at San Jose and into the CSNCA’s telecasts of the San Jose Sharks home games at the SAP Center for the 2014/15 NHL season, and to collectively promote and market the enhanced broadcast to the San Jose Sharks and CSNCA viewers. Starting from the first home game on October 11th to present, the CSNCA’s Sharks telecasts have successfully been broadcast in 4D using Guitammer’s technology. The official public launch of this agreement was November 20th, 2014.

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

Revenue decreased $866,281 or 45.2%, to $1,051,019 for the year ended December 31, 2014, compared to revenue of $1,917,300 for the year ended December 31, 2013. Shortages of key inventory items significantly contributed to the decrease in revenue. At December 31, 2014, the Company has a sales backorder of more than $375,000. As a result of being able to purchase some of the inventory needed by the Company in October, 2014, sales for the 4th quarter of 2014 showed significant improvement over the 3rd quarter of 2014 and therefore management believes revenues for the year ended December 31, 2014, could have been significantly larger if it had sufficient inventory to meet its sales demands.

Cost of goods sold decreased $500,335 or 45.2%, to $605,934, for the year ended December 31, 2014, compared to cost of goods sold of $1,106,269 for the year ended December 31, 2013. The 45.2% decrease in the cost of goods sold for the year ended December 31, 2013 is the same as the 45.2% decrease in revenue for the same time period and reflects similar profit margins on the products sold for both years.

Gross profit decreased by $365,946 or 45.1% to $445,085 for the year ended December 31, 2014, compared to gross profit of $811,031 for the year ended December 31, 2013. Our gross margin percentage remained at approximately 42% for the years ended December 31, 2014 and December 31, 2013.

General and administrative expenses decreased $147,673, or 8.6%, to $1,579,507 for the year ended December 31, 2014, compared to general and administrative expenses of $1,727,180 for the year ended December 31, 2013 Significant variations within the general and administrative expenses were as follows:

	December 31, 2014	December 31, 2013	Increase (Decrease)
Payroll and related expenses	$722,805	$624,517	$98,288
Stock warrant expense	(109,926)	(20,441)	(89,485)
Advertising and Marketing	153,065	239,521	(86,456)
Professional fees	307,674	375,914	(68,240)
Freight and related expenses	91,506	143,225	(51,719)
Travel and entertainment	104,575	67,674	36,901
License and permits	45,938	26,597	19,341
Depreciation and patent amortization	46,334	31,623	14,711
All other general & admin. expenses	217,536	238,550	(21,014)
	$1,579,507	$1,727,180	$147,673

Payroll expense increased by $98,288 in the year ended December 31, 2014 compared to the year ended December 31, 2013 due primarily to $50,112 in additional expense in 2014 for the cost of employee stock option plan and a $30,000 bonus being awarded by the Directors to the CEO of the Company.

Stock warrant expense decreased by $89,485 in the year ended December 31, 2014 compared to the year ended December 31, 2013 due to adjusting the stock warrants liability based on the Black-Scholes valuation model which is used to estimate the fair value of the warrants. As shown in footnote 6 of the Notes to the Company’s Consolidated Financial statements, the Company has recorded a warrant liability of $49,404 and $159,330 as of December 31, 2014 and December 31, 2013, respectively, which is based on the Black-Scholes valuation model to estimate the fair value of the warrants. The significant assumptions considered by the model were the remaining term of the warrants, the fair value per share stock price of $.07 and $.17, a risk free treasury rate for .5 years and 1.5 years of .12% and .26% at December 31, 2014 and December 31, 2013, respectively and an expected volatility of 60%.

Advertising and Marketing expense decreased by $86,456 in the year ended December 31, 2014 compared to the year ended December 31, 2013. In the third quarter of 2013, the Company, as a part of an agreement with the NHRA, was involved with the tactile enhancement of the NHRA’s telecasts on ESPN2. The Company developed a commercial for television and incurred other advertising costs in the second half of 2013. After the first quarter of 2014, the company was no longer involved with the NHRA. Advertising and marketing expenditures increased again in the fourth quarter of 2014 as the Company began the tactile enhancement of CSNCA’s broadcasts of the San Jose Sharks telecasts of their home games from the SAP Center and developed a commercial for television and incurred other advertising costs. But the fourth quarter increase in Advertising and marketing expenditures was smaller than the amount spent in the second half of 2013 with the NHRA.

Professional fees decreased $68,240 in the year ended December 31, 2014 compared to the year ended December 31, 2013, primarily due to a decrease in consulting expenses related to investor relations. This decrease was offset partially by the increased legal fees related to increasing the number of countries where our products are patented.

 Freight and related expenses decreased $51,719 in the year ended December 31, 2014 compared to the year ended December 31, 2013, primarily due to the receipt of fewer containers of finished product from our overseas manufacturers during the year ended December 31, 2014.

Travel and entertainment expense increased by $36,901 in the year ended December 31, 2014 compared to the year ended December 31, 2013, primarily due to the increase in travel related to: tactile enhanced live sports broadcast of the NHRA in the first quarter of 2014, the tactile enhancement of CSNCA’s broadcasts of the San Jose Sharks telecasts of their home games from the SAP Center, and work throughout 2014 with the Society of Motion Pictures and Television Engineers (SMPTE) to develop standards for the coding and transport of haptic-tactile broadcasts.

License and permits expense increased by $19,341 in the year ended December 31, 2014 compared to the year ended December 31, 2013 primarily due to the expenses related to increasing the number of countries where our products are patented and the annual licensing fees for a newly filed low frequency transducer patent.

Depreciation and amortization expense increased by $14,711 in the year ended December 31, 2014 compared to the year ended December 31, 2013, due to the increased depreciation associated with the purchases of $139,293 of property and equipment purchased for the tactile enhanced live sports broadcast of the NHRA that began in the 3rd quarter of 2013. Much of this equipment was not needed for the tactile enhance broadcast of the NHL’s hockey games and consequently, has been sold by the Company in second and third quarters of 2014.

Research and development expenses decreased $174,435 to $22,570 for the year ended December 31, 2014, compared to $197,006 for the year ended December 31, 2013. In the third quarter of 2013, research and development expense was incurred in field testing and national proof of concepts for our patented “ButtKicker Live!®/ “4D Sports powered by ButtKicker” haptic-tactile broadcast technology for the NHRA telecasts of ESPN2. These expenses were partially offset by research and development spent early in the 4th quarter of 2014 on the tactile enhancement of CSNCA’s broadcasts of the San Jose Sharks telecasts of their home games from the SAP Center.

Loss from operations increased by $43,837 or 3.9% for the year ended December 31, 2014 to $1,156,992 as compared to $1,113,155 for the year ended December 31, 2013. The additional operating loss was primarily caused by the decrease in revenue and gross profit partially offset by the decreases in general and administrative expense and research and development expense as explained above.

Interest expense increased $27,353 or 14.1%, to $221,129 for the year ended December 31, 2014, compared to interest expense of $193,776 for the year ended December 31, 2013. The increase was due primarily to the borrowing of an additional $100,000, as illustrated the Notes to the Financial Statements and the increased financing fees associated with delayed payments to vendors resulting from cash shortages.

Our net loss increased $71,238 for the year ended December 31, 2014. We had net loss of $1,378,101 (or basic and diluted net loss per share of $0.02) compared to net loss of $1,306,863 (or basic and diluted net loss per share of $0.02) for the year ended December 31, 2013. The increase in loss was caused by the decrease in gross profit and the increase in interest expense, partially offset by the decrease in general and administrative expense and research and development expense, all explained above.

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

	December 31, 2014	December 31, 2013
Net Loss	$(1,378,101)	$(1,306,863)
Adjustments
Interest expense	221,129	193,776
Depreciation and patent amortization	46,334	31,623
Taxes	-	-
EBITDA	(1,110,638)	(1,081,464)
Less non-cash expenses from:
Stock warrant expense	(109,926)	(20,441)
Payment of stock and warrants to consultants	90,362	184,771
Employee stock options expense	203,567	153,455
Adjusted EBITDA	$(926,635)	$(763,679)

EBITDA decreased $29,174 or 2.7% to $(1,110,638) for the year ended December 31, 2014, compared to ($1,081,464) for the year ended December 31, 2013. The decrease was mainly due to the increase in net loss from operations, an increase in interest expense, partially offset by a decrease in research and development expense.

Adjusted EBITDA, decreased $162,956 or 21.3% to $(926,635) for year ended December 31, 2014, compared to Adjusted EBITDA, of $(763,679) for the year ended December 31, 2013. Adjusted EBITDA decreased from the prior year primarily due to lower revenue and gross profit, partially offset by reduced research and development expense and administrative expenses in the year ended December 31, 2014, compared to the year ended December 31, 2013.

Liquidity and Capital Resources

Total current assets were $402,678 at year ended December 31, 2014, consisting of cash of $16,185, net accounts receivable of $25,139, inventory of $361,223 and prepaid and other current assets of $131.

Total current liabilities were $2,697,452 as of December 31, 2014, consisting of accounts payable and accrued expenses of $1,220,871, current maturities of long-term debt of $1,400,159 and other current liabilities of $76,422.

As of December 31, 2014, our working capital deficit increased $785,101 or 52% to $(2,294,774) compared to our working capital deficit of $(1,509,673) for the year ended December 31, 2013.

Cash Flows during the year ended December 31, 2014

During the year ended December 31, 2014, we had a net decrease in cash and cash equivalents of $124,046 consisting of net cash used in operating activities of $576,172, net cash provided by investing activities $6,776 and net cash provided by financing activities of $445,350.

Net cash used by operating activities was $576,172 for the year ended December 31, 2014, consisting of an increase in: accounts payable and accrued expenses of $440,248 and decreases in accounts receivable and provision for credit losses of $37,366, net inventory of $82,538, prepaid expenses of $6,010, and deferred revenue of $31,924. These changes were reduced by net loss of $1,378,101 which had adjustments for depreciation and amortization of $73,067, amortization of debt discount of $8,974, employee stock options of $203,567 stock and warrants issued for services of $90,362, loss on the sale of assets of $1,647 and change in fair value of warrant liability of $(109,926).

Net cash provided by investing activities was $6,776 for the year ended December 31, 2014, consisting of the purchase of intangible assets of $16,552, proceeds on the sale of property of $38,249 and the purchase of property and equipment of $14,921.

Net cash provided by financing activities was $445,350 for the year ended December 31, 2014, primarily consisting of proceeds from options and warrants exercised of $411,088, proceeds from debt of $100,000, partially offset by the payment of debt of $65,738.

The Company also expects to need approximately $2,000,000 of cash to purchase inventory: $900,000 within the next six months and $1,100,000 more within the succeeding 6 months. The Company expects to generate these funds from operations with any deficit to be funded through capital raises. We estimate that for the next 12 months we will also need $482,000 for debt service.

The Company historically has incurred net losses, negative cash flows from operating activities, and has an accumulated deficit of approximately $10,585,000 at December 31, 2014. In addition, at December 31, 2014 the Company had a cash balance of $16,185 and working capital deficiency of approximately $2,295,000. Although the working capital deficiency has improved by approximately $1,032,000 since December 31, 2011, in both the near and long term, without additional financing, the Company is and will be in an illiquid position. The Company received cash through the sales of Common Stock and warrants to purchase Common Stock in the amount of $150,000 in the third quarter of 2011, $250,000 in the fourth quarter of 2011, $375,000 in the first quarter of 2012, $770,000 in the second quarter of 2012, $540,000 in the third quarter of 2012, $250,000 in the first quarter of 2013, $675,000 in the second quarter of 2013, $175,000 in the third quarter of 2013, $150,000 in the fourth quarter of 2013, $237,125 in the third quarter of 2014, and an additional $172,400 in the fourth quarter of 2014. The Company believes that the receipt of additional equity will enable it to purchase adequate inventory to meet its existing sales demand and to be able to increase sales through advertising and marketing related activities. There is no assurance that the Company will have any additional sales of stock or that the Company will be able to become operationally cash flow positive.

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

We believe the combination of the Company’s recent success in tactically enhancing the San Jose Sharks telecasts on Comcast, increased advertising and marketing spending and the addition of one or more sales people will drive demand for our products and will increase revenue and cash flow.

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

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 ("Exchange Act"), the Company carried out an evaluation, with the participation of the Company’s management, including Mark Luden, the Company's Chief Executive Officer ("CEO") and Richard Conn, the Company's Chief Financial Officer ("CFO") (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2014 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure, due to the material weaknesses described below.

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

Our management, under the supervision and with the participation of chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992 (COSO). Based on its evaluation our management concluded that our internal control over financial reporting was not effective as of December 31, 2014.

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

Changes in Internal Controls

During the year ended December 31, 2014, there were no significant changes in internal controls of the Company or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 9B. Other Information.

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

 Our executive officers and directors and their ages and positions are as follows:

Name	Age	Position
Mark A. Luden	55	President, CEO, Secretary and Director
Richard E. Conn	59	Chief Financial Officer and Treasurer
Marvin Clamme	61	Vice President of Engineering
Kenneth McCaw	63	Director
Walter J. Doyle	79	Director

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

In addition to leading the strategic and day-by-day operations of the Company, Mr. Luden is a member of the Consumer Electronics Association (CEA) Board of Industry Leaders and has served as Chairman of the Small Business Council, the Chairman of Division Executive Board, and was a member of the Executive Board of the CEA for 2010 and 2011. Mr. Luden is also a member of the Standards Committee of the Society of Motion Picture and Television Engineers (SMPTE). Mark is the author of one issued patent, "Capture and remote reproduction of haptic events in synchronous association with the video and audio capture and reproduction of those events." and one pending patent, “HAPTIC-TACTILE, MOTION OR MOVEMENT SIGNAL CONVERSION SYSTEM AND ASSEMBLY”. Mr. Luden’s past sales and managerial experience and serving as our President, CEO, Secretary, and a member of our board of directors since 1999, being a substantial shareholder of the Company and his affiliation with the CEA, led the Board of Directors to the conclusion that he is qualified to serve as a director of the Company.

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

Walter J. Doyle was elected a director on April 5, 2010 at the Company’s Annual Meeting of Shareholders. Since January 1995, Mr. Doyle has served as the President of Forest Capital, an angel capital firm, located in Powell, Ohio. Previously, Mr. Doyle was founder, President and CEO of Industrial Data Technologies Corp. (IDT) for 21 years. IDT designed, developed, manufactured and marketed high-tech products for factory automation projects in the steel, automotive, food and chemical industries. Earlier, he worked for Industrial Nucleonics/Accuray Corporation (NYC and Columbus, Ohio). Even earlier, he was a US Army Paratrooper.

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

Element	Characteristics	Purpose
Base salary	Fixed annual cash compensation; all executives are eligible for periodic increases in base salary based on performance and market pay levels.	Keep our annual compensation competitive with the market for skills and experience necessary to meet the requirements of the executive's role with us.

Long-term equity incentive plan awards (stock options)	Performance-based equity award which has value to the extent our common stock price increases over time; targeted at the market pay level and/or competitive practices at similar companies.	Align interest of management with shareholders; motivate and reward management to increase the shareholder value of the company over the long term.

Health & welfare benefits	Fixed component. The same/compar-able health & welfare benefits (medical and disability insurance) are available for all full-time employees.	Provides benefits to meet the health and & welfare needs of employees and their families.

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

The base salaries paid to our named executive officers are set forth below in the Summary Compensation Table - See "Summary of Compensation." For the fiscal year ended December 31, 2014, cash compensation to our named executive officers was $100,000 to our chief executive officer and $75,000 to our CFO.

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

Overview of 2014 Compensation

 We believe that the total compensation paid to our named executive officers for the fiscal year ended December 31, 2014 achieves the overall objectives of our executive compensation program. Executive compensation for 2014 was competitive with comparable companies. See "Summary of Compensation."

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

Tax Deductibility of Executive Compensation

Limitations on deductibility of compensation may occur under Section 162(m) of the Internal Revenue Code which generally limits the tax deductibility of compensation paid by a public company to its chief executive officer and certain other highly compensated executive officers to one million dollars in the year the compensation becomes taxable to the executive officer. There is an exception to the limit on deductibility for performance-based compensation that meets certain requirements.

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

Summary Compensation Table. The table below sets forth for our last three completed fiscal years, the compensation earned by our President and CEO and CFO, who are our only “Named Executive Officers”.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Option Awards ($)(1)(5)	All Other Compensation ($)(2)	Total ($)

Mark A. Luden	2014	$130,000(4)	$45,327	$1,499	$176,826
President, CEO, Secretary	2013	$100,000	$-	$1,394	$101,394
	2012	$117,692(3)	$472,602	$1,499	$581,793

Richard E. Conn	2014	$75,000	$17,421	$2,747	$95,168
CFO and Treasurer	2013	$75,000	$-	$2,119	$77,119
	2012	$71,250	$76,017	$1,999	$149,266

(1) In 2012, Mr. Luden received ten-year options to purchase 3,000,000 shares of our Common Stock, at an exercise price of $0.25 per share as additional compensation for his service to the Company. The options were valued at $472,602 according to the Black-Scholes option pricing model. Also in 2012, Mr. Conn received ten-year options to purchase 500,000 shares of our Common Stock, at an exercise price of $0.25 per share as additional compensation for his service to the Company. The options were valued at $76,017 according to the Black-Scholes option pricing model. The exercise price was lowered to $0.075 by the Board of Directors on December 4, 2014 to reflect the current trading range of the stock as the original exercise price of $0.25 did not provide the incentives originally expected by the Board when the options were granted.

(2) Represents health insurance premiums paid by the Company.

(3) Includes $10,000 performance bonus from 2012, paid in 2013.

(4) This includes a bonus of $30,000 which was approved by the Board on 12/2/2014, but was not paid in 2014.

(5) Compensation expense includes the value of the reduction in the exercise price of stock options issued in 2012 from $.25 to $.075 which was $45,327 for Mark Luden and $8,461 for Richard Conn.

Compensation of Directors

On December 3, 2014, the Board approved and granted 1,500,000 stock options to the two non-employee directors of the Company with an exercise price of $.075 per share with a vesting schedule of 25% on the first anniversary of the grant, 25% on the second anniversary of the grant, 25% on the third anniversary of the grant and 25% on the fourth anniversary of the grant. Full vesting is to occur upon a change in ownership of the Company for all of these stock options. We reimburse our directors for their reasonable expenses incurred in attending meetings of our board of directors. Provisions of Nevada Law allow us to indemnify our officers, employees, directors and director nominees against liabilities and other expenses incurred as the result of defending or administering any pending or anticipated legal issue in connection with their service to us if it is determined that that person acted in good faith and in a manner which he reasonably believed was in our best interest.

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

On December 4, 2014, the Board of Directors approved the following: the exercise price of incentive stock options previous issued by the Company on February 1, 2012 and November 26, 2012, were changed to $0.075 per share, the closing price of the Company’s stock on December 4th, 2014. The Company issued incentive stock options exercisable at $0.075 per share, the closing price of the Company’s stock on December 4th, 2014, to incentivize the Company’s employees as follows: 1,000,000 incentive stock options to Marvin Clamme, 500,000 incentive stock options to Nancy Luden, 250,000 incentive stock options to Rich Conn, 100,000 incentive stock options to Brendan Kelly, 100,000 incentive stock options to Andrew Luden. The vesting schedule will be as follows: of 60% on the first anniversary of the grant, 20% on the second anniversary of the grant and the final 20% on the third anniversary of the grant. The Company will issue incentive stock options exercisable at $0.075 per share, the closing price of the Company’s stock on December 4th, 2014 as follows: 750,000 incentive stock options to Walter Doyle and 750,000 incentive stock options to Ken McCaw. The vesting schedule will be as follows: 25% on the first anniversary of the grant, 25% on the second anniversary of the grant, 25% on the third anniversary of the grant and 25% on the fourth anniversary of the grant.

Outstanding Equity Awards at Fiscal Year End

 The table below shows outstanding equity awards for the Company's executive officers as of the fiscal year ended December 31, 2014, which equity awards consists of ten-year, non-qualified stock options granted under the Company’s 1999 Non-Qualified Stock Option Plan (the "1999 Options"), all of which are vested and exercisable but none of which have been exercised and options granted under the 2012 ISOP, some of which are vested as shown below.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
	(1)
Mark A. Luden CEO	3,838,690	0	0	$0.0032	(2)	0	$0	0	$0
	6,074,533	0	0	$0.02	(3)	0	$0	0	$0
	3,000,000	0	3,0000,000	.075	(4)	1,000,000	$0	1,000,000	$0

Richard E. Conn CFO	355,629	0	0	$.0032	(5)	0	$0	0	$0
	500,000	0	500,000.075		(6)	100,000	$0	100,000	$0
	200,000	0	0	$.0032	(7)	0	$0	0	$0
	250,000	0	250,000.075		(8)	250,000		250,000	$0

(1) Post-Reorganization shares aggregate 14,218,852 shares at a conversion ratio of 31,206 to 1.

(2) Options for 1,640,851 shares expire June 29, 2019, for 1,029,798 shares December 14, 2020 and for 1,168,041 shares December 30, 2019.

(3) Options for 1,581,573 shares expire February 28, 2018 and for 4,492,960 shares March 12, 2019.

(4) Options for 3,000,000 shares expire November 25, 2022. Shares vest 1,000,000 on November 25, 2013, 1,000,000 on November 25, 2014, and 1,000,000 on November 25, 2015. The exercise price was lowered to $0.075 by the Board of Directors on December 4, 2014 to reflect the current trading range of the stock as the original exercise price of $0.25 did not provide the incentives originally expected by the Board when the options were granted.

(5) Options for 355,629 shares expire June 29, 2019 and were assigned to Richard E. Conn from Mark A. Luden, CEO on April 19, 2012.

(6) Options for 500,000 shares expire January 31, 2022. Shares vest 300,000 on January 31, 2013, 100,000 on January 31, 2014, and 100,000 on January 31, 2015. The exercise price was lowered to $0.075 by the Board of Directors on December 4, 2014 to reflect the current trading range of the stock as the original exercise price of $0.25 did not provide the incentives originally expected by the Board when the options were granted.

(7) Options for 200,000 shares expire December 30, 2019 and were purchased from Kenneth McCaw on November 25, 2013.

(8) Options for 250,000 shares expire December 4, 2024. Shares vest 150,000 on December 4, 2015, 50,000 on December 4, 2016, and 50,000 on December 4, 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

 The following table sets forth information concerning the beneficial ownership of the Company’s Common Stock on December 31, 2014 by (i) each person who is known by the Company to own beneficially more than 5% of the Common Stock, (ii) each director of The Guitammer Company, (iii) each of the executive officers of The Guitammer Company and (iv) all directors and executive officers of The Guitammer Company as a group.

Name and Address(1) of Beneficial Owner	Shares Beneficially Owned	Options and Warrants Beneficially Owned	Total Shares and Options Beneficially Owned	Percentages(2)

Mark Luden President, CEO and Director	6,058,610	13,463,223(5)	19,521,833	20.24%

Richard E. Conn, CFO and Treasurer	39,206	1,305,629	1,344,835	1.60%

Marvin Clamme Vice President	6,397,230	6,297,166	12,694,396	14.22%

Kenneth McCaw Director	2,340,450	8,903,946	11,244,396	12.23%

Walter J. Doyle(3) Director	2,631,614	750,000	3,381,614	4.04%

Christopher Doyle(4) 1970 Jewett Rd Powell, OH 43065	12,929,246	6,699,928	19,629,174	21.88%

Julie E. Jacobs Trust c/o Francine I. Jacobs, Trustee 1105 Schrock Road Suite 602 Columbus, OH 43229	9,413,451	2,699,857	12,113,308	14.13%

All Officers and Directors as a a Group (5 Persons)	17,467,110	30,719,964	48,187,074	42.37%

(1) Addresses for the officers and directors are the Company’s address.

(2) The number of shares of Common Stock owned are those "beneficially owned" as determined under SEC regulations, including any shares of Common Stock as to which a person has sole or shared voting or investment power and any shares of Common Stock which the person has the right to acquire within 60 days through the exercise of any option, warrant or right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. As of December 31, 2014, there were 83,000,498 shares of Common Stock outstanding.

(3) Includes shares held in The Walter J. Doyle Trust, which shares, options and warrants Mr. Doyle is deemed to beneficially own.

(4) Christopher Doyle is the adult son of Walter J. Doyle. His shares include shares and warrants owned by Forest Capital which Christopher Doyle is deemed to beneficially own.

(5) Includes 550,000 options owned by Nancy Luden, wife of Mark Luden.

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

In February 2009, the Gault Loan was amended again to subordinate the repayment of the loan to the repayment of the Credit Agreement described below. In November 2010, the Gault Loan was amended once again to subordinate the repayment of the loan to the repayment of the Julie E. Jacobs Trust’s and the Standard Energy Company’s loans described below. The outstanding balance on the Gault Loan as of December 31, 2013 was $584,352 and it is due on demand.

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

The Credit Agreement is due and payable on demand. The balance due of the Credit Agreement as of December 31, 2013 was $395,350.

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

 Director Independence

In the opinion of the Board of Directors, no Director may be deemed independent.

Item 14. Principal Accounting Fees and Services

	Year ending December 31, 2014	Year ending December 31, 2013
Audit and review fees	$61,000	$61,000
Audit-related Fees	-	-
Tax fees	-	-
All other fees	-	-

PART IV

Item 15. Exhibits, Financial Statement Schedules

1. Consolidated Financial Statements.

The following consolidated financial statements of The Guitammer Company and subsidiary, are  submitted  as a  separate  section of this  report  (See  F-pages)  and are incorporated by reference in Item 8:

F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolidated Balance Sheets as of December 31, 2014 and 2013
F-3	Consolidated Statements of Operations for the years ended December 31, 2014 and 2013
F-4	Consolidated Statement of Changes in Stockholders' Deficit for the years ended December 31, 2014 and 2013
F-5	Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013
F-6	Notes to Consolidated Financial Statements

All  schedules  are omitted  because  they are either not  required or not applicable or the required  information is shown in the  Consolidated  Financial Statements or Notes thereto.

2. Exhibits

a. The following exhibits are filed as part of this report or incorporated herein as indicated.

Exhibit No.	Date of Document	Name of Document
2.0*	May 17, 2011	Agreement and Plan of Reorganization
3.0*	March 3, 1990	Articles of Incorporation of Guitammer-Ohio
3.1*	June 6, 2005	Certificate of Amendment of Guitammer- Ohio
3.2*	June 17, 2005	Certificate of Amendment of Guitammer- Ohio
3.3*		Code of Regulations of Guitammer - Ohio
3.4*	May 17, 2011	Articles of Incorporation of Guitammer- Nevada
3.5*		Bylaws of Guitammer - Nevada
4.0*	September 30, 1999	1999 Non-Qualified Stock Option Plan, as amended
4.1*		Form of Option Agreement
4.2*	June 17, 2005	2005 Amendment to1999 Non-Qualified Stock Option Plan
4.3**	July 14, 2011	Form of Warrant issued to The Walter J. Doyle Trust
4.4**	July 14, 2011	Form of Warrant issued to Standard Energy Company
10.1*	November 1, 2002	Richard B. Luden $82,000 Note
10.1A#	December 21, 2011	Richard Luden Conversion Agreement 82K
10.2*	May 13, 2005	Note Purchase Agreement—Walter Doyle, John O. Huston and Eric Roy
10.3*	September 1, 2007	First Amendment To Note Purchase Agreement—Walter Doyle, John O. Huston and Eric Roy
10.4*	May 13, 2005	Walter J. Doyle $150,000 Note
10.4A*	September 1, 2007	Amended and Restated Walter Doyle Note
10.4B###	January 31, 2012	Walter Doyle 150K Jan 31, 2012 Note Conversion Agreement
10.5*	May 13, 2005	Eric Roy $100,000 Note
10.5A*	March 28, 2011	Agreement to Convert An Existing Note—Eric P. Roy
10.5B*	September 1, 2007	Eric Roy 9.4 Stock Options on 100K 0901207 note
10.5C*	May 13, 2005	Eric Roy 16 stock options 05132005

10.5D*	May 13, 2006	Eric Roy 16 Stock options 05132006
10.5E*	September 1, 2007	Amended and Restated Eric Roy Note
10.5F###	January 31, 2012	Eric Roy Jan 31, 2012 Note Conversion Agreement
10.6*	May 13, 2005	John O. Huston $50,000 Promissory Note
10.6A*	September 1, 2007	John O. Huston 4.7 Stock options 09012007
10.6B*	May 13, 2005	John O. Huston 8 Stock Options 05132005
10.6C*	May 13, 2006	John O. Huston 8 Stock Options 05132006
10.6D*	September 1, 2007	Amended and Restated John O. Huston Promissory Note
10.6E###	January 31, 2012	John Huston Jan 31 2012 Note Conversion Agreement
10.7*	June 29, 2005	Note Purchase Agreement—Walter Doyle, Andrea L. Levenson and Gust Van Sant
10.8*	September 1, 2007	First Amendment To Note Purchase Agreement—Walter Doyle, Andrea L. Levenson and Gust Van Sant
10.9*	June 29, 2005	Walter J. Doyle $50,000 Promissory Note
10.9A*	September 1, 2007	Amended and Restated Walter Doyle Note
10.9B###	January 31, 2012	Walter Doyle 50K Jan 31, 2012 Note Conversion Agreement
10.10*	June 29, 2005	Andrea Lerner Levenson $50,000 Promissory Note
10.10A*	September 1, 2007	Andrea Lerner Levenson 4.7 Stock Options on 50K 09012007 note
10.10B*	June 29, 2006	Andrea Lerner Levenson 8 stock options 6292006
10.10C*	June 29, 2005	Andrea Lerner Levenson 8 stock options 06292005
10.10D*	September 1, 2007	Amended and Restated Andrea L. Levenson Promissory Note
10.10E###	January 31, 2012	Andrea Levenson Jan 31, 2012 Note Conversion Agreement
10.11*	June 29, 2005	Gust Van Sant $50,000 Promissory Note
10.11A*	September 1, 2007	Gust Van Sant 4.7 Stock Options on 50K 09012007 note
10.11B*	June 29, 2005	Gust Van Sant 8 Stock Options 06292005
10.11C*	June 29, 2006	Gust Van Sant 8 Stock Options 06292006
10.11D*	September 1, 2007	Amended and Restated Gust Van Sant Promissory Note
10.11E###	January 31, 2012	Gus Van Sant Jan 31, 2012 Note Conversion Agreement

10.12*	July 19, 2005	Promissory Note --Opal Private Equity Fund, LP
10.12A*	September 1, 2007	Opal Private Equity Stock Warrants on 100K note
10.12B*	July 19, 2005	Opal 16 Stock Warrants 07192005
10.12C*	July 19, 2006	Opal 16 Stock Warrants 07192006
10.12D*	September 1, 2007	Amended and Restated Opal Promissory Note
10.13*	September 1, 2007	First Amendment To Note Purchase Agreement--Opal Private Equity Fund, LP
10.14*	July 19, 2005	Opal Private Equity Fund, LP $100,000 Note Purchase agreement
10.15*	July 3, 2005	Forest Capital $250,000 Working Capital Loan and Consulting Agreement
10.15A*	January 1, 2010	Forest Capital 214.7 options 01012010
10.15B#	December 21, 2011	Forest Capital Amended loan agreement 150k
10.15C##	February 1, 2012	Addendum to Conversion and Amended Loan Agreement with Forest Capital
10.15D&&	December 21, 2011	Forest Capital Conversion Agreement 250K
10.15E+&+	January 31, 2014	Forest Capital $150,000 Second Restated Promissory Note Rev 01272014
10.16*	May 5, 2003	Thelma Gault $800,000 Loan and Option Agreement
10.17*	January 31, 2008	First Amendment To Thelma Gault $800,000 Loan Agreement
10.18*	February 28, 2009	Second Amendment To Thelma Gault $800,000 Loan Agreement
10.19*	January 31, 2008	Thelma Gault $800,000 Amended and Restated Promissory Note
10.20*	November 18, 2010	Thelma Gault Subordination Agreement 1st Lien carve out
10.21*	March 9, 2009	Credit Facilitation Agreement—Walter J. Doyle Trust and Julie E. Jacobs Trust
10.21A*	February 26, 2009	Merrill Lynch Loan Application and acceptance
10.21B*	March 2009	Merrill Lynch Loan agreement
10.21C*	December 1, 2009	Revised Merrill Lynch Loan agreement
10.21D&&	December 21, 2011	Jacobs Trust Fee conversion agreement on 200k loan

10.21E&&	December 21, 2011	Doyle Trust Fee Conversion Agreement on 200K loan
10.22*	April 25, 2008	Ohio Innovation Loan Agreement
10.23*	April 25, 2008	Ohio Innovation Loan Security Agreement
10.24*	September 11, 2008	Ohio Innovation Loan Modification Agreement
10.24A*	September 17, 2009	Ohio Innovation Loan Modification Agreement 2nd Mod
10.24B*	November 24, 2010	Ohio Innovation Loan Modification Agreement 3rd Mod
10.24C-@-	December 1, 2012	Ohio Innovation Loan Modification Agreement 4th Mod
10.24D-@-	December 1, 2012	Ohio Innovation Loan Modification Agreement 5th Mod
10.25*	November 29, 2010	Ohio Innovation Loan Subordination Agreement
10.25A*	April 25, 2008	Ohio Innovation Loan Intercreditor agreement
10.25B*	April 25, 2008	Ohio Innovation Loan Cognovit promissory note
10.26*	April 7, 2010	Julie E. Jacobs Trust $100,000 Loan Agreement
10.26A#	December 21, 2011	Jacobs Trust Interest Conversion Agreement on 100K loan
10.26B#	December 21, 2011	Jacobs Trust Amended loan agreement 100K loan
10.26C+&+	January 31, 2014	Jacobs Trust $100,000 Second Restated Promissory Note Rev 01272014
10.27*	October 4, 2010	Amendment To Julie E. Jacobs Trust $100,000 Loan Agreement
10.28*	January 11, 2011	Joseph Albert $100,000 Convertible Promissory Note
10.29*	January 11, 2011	Joseph Albert $100,000 Convertible Promissory Note Extension Agreement
10.29B&&&	June 8, 2012	Joseph Albert Note Conversion Agreement
10.30*		Joseph Albert 50,000 Common Stock Purchase Warrants
10.30A*		Joseph Albert 100,000 Common Stock Purchase Warrants
10.30B&&&	June 8, 2012	Joseph Albert 150,000 Common Stock purchase Warrants
10.31*	October 5, 2010	Standard Energy Company $100,000 Loan Agreement and Promissory Note
10.31A#	December 21, 2011	Standard Energy Note Conversion Agreement
10.31B##	February 1, 2012	Addendum to Note Conversion Agreements with Standard Energy Company
10.32*	October 11, 2010	Doyle Trust $25,000 Promissory Note
10.32A*	October 5, 2010	Doyle Trust $25,000 Loan Agreement

10.32B##	February 1, 2012	Addendum to Note Conversion Agreements with The Walter J. Doyle Trust
10.32C&&	December 21, 2011	Doyle Trust Note Conversion Agreement 25K
10.33*	November 12, 2010	Walter J. Doyle Trust and Julie E. Jacobs Trust Inventory Financing Agreement
10.33A*	November 12, 2010	Jacobs Trust Stock 82.8 Options
10.34*	November 12, 2010	Walter J. Doyle Trust $150,000 Promissory Note
10.34A#	December 21, 2011	Doyle Trust Conversion Agreement 150K
10.34B##	February 1, 2012	Addendum to Note Conversion Agreements with The Walter J. Doyle Trust
10.35*	November 12, 2010	Standard Energy Company $150,000 Promissory Note
10.35A#	December 21, 2011	Standard Energy Note Conversion Agreement 100k
10.35B##	February 1, 2012	Addendum to Note Conversion Agreements with Standard Energy Company
10.36*	February 2, 2011	Robison Note Extension Agreement
10.36A*	July 10, 2010	Robison original promissory note
10.37*	February 2, 2011	Robison $50,000 Convertible Promissory Note
10.37A&&&	June 22, 2012	Robison Note Conversion agreement
10.38*		Robison Common Stock Purchase Warrants for 50,000 shares and 25,000 shares
10.38A&&&	June 22, 2012	Robison Common Stock Purchase Warrants for 75,000 shares
10.39*	February 24, 2011	Carl A. Generes $35,000 Promissory Note
10.40*	July 13, 2009	Lease Modification Agreement
10.40A*	January 18, 2006	Lease Agreement – original
10.40B **	April 10, 2008	First Lease Agreement Amendment
10.40C***	August 11, 2011	(Second) Lease Modification Agreement
10.41&&	November 16, 2011	Watters Agreement November 2011
10.41A ****	February 9, 2012	Extension to Watters agreement January to March 2012
10.42&&	December 5, 2011	Jeff Paltrow dba Litehouse Capital Contractual Agreement December 2011
10.43&&	December 19, 2012	Cervelle Group marketing Agreement December 2011
10.44****	February 10, 2012	Ertman agreement January to March 2012
10.46+&+	January 31, 2014	Walter Doyle Trust $50,000 Promissory Note 01272014
10.47+&+	January 31, 2014	Julie Jacobs Trust $50,000 Promissory Note 01272014
10.48A@@	September 12, 2014	LFT Manufacturing Operating Agreement
10.48B@@	September 12, 2014	Warrant agreement for consideration with LFT Manufacturing Operating Agreement
10.49@@	August 29, 2014	Letter Agreement Regarding Technology Initiative with Guitammer, San Jose Sharks, Comcast SportsNet Bay area and Comcast SportsNet Ca.
21.1*		List of Subsidiaries of the Registrant

31.1%%	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2%%	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1%%	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2%%	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

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

# Filed with the SEC on December 23, 2011 as Exhibits to Form 8-K

## Filed with the SEC on February 2, 2012 as Exhibits to Form 8-K

###  Filed with the SEC on February 6, 2012 as Exhibits to Form 8-K

&&  Filed with the SEC on April 6, 2012 as Exhibits to Form 10-K

****  Filed with the SEC on May 15, 2012 as Exhibits to Form 10-Q

&&&  Filed with the SEC on August 13, 2012.

+&+ Filed with the SEC on January 31, 2014 as Exhibits to Form 8-K.

-@- Filed with the SEC on March 14, 2014 as Exhibits to Form 10-K

@@ Filed with the SEC on November 14, 2014 as Exhibits to Form 10-Q

%% Filed with the SEC herewith.

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Guitammer Company

Date: March 13, 2015	By:	/s/ Mark A. Luden
	Name:	Mark A. Luden
	Title:	President and CEO

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

The Guitammer Company

We have audited the accompanying consolidated balance sheets of The Guitammer Company (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2014 and 2013. The Guitammer Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Guitammer Company as of December 31, 2014 and 2013 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2014 and 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Schneider Downs & Co., Inc.

Columbus, Ohio

March 13, 2015

THE GUITAMMER COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2014	2013
ASSETS
Current assets
Cash and cash equivalents	$16,185	$140,231
Accounts receivable, net	25,139	62,505
Inventory	361,223	443,761
Prepaid expenses and other current assets	131	6,141
Total current assets	402,678	652,638

Property and equipment, net	64,173	127,186
Deferred financing costs, net	25,066	38,335
Other assets	29,729	21,472
Total Assets	$521,646	$839,631

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Line of credit	$39,523	$39,523
Accounts payable	853,933	533,438
Accrued expenses	366,938	376,188
Deferred revenue	36,899	68,823
Current portion of long-term debt - related parties	604,529	584,352
Current portion of long-term debt - non-related parties	795,630	559,987
Total current liabilities	2,697,452	2,162,311

Long-term debt, net of current portion - related parties	340,229	250,000
Long-term debt, net of current portion - non related parties	-	302,479
Total Liabilites	3,037,681	2,714,790

Commitments	-	-

Stockholders' deficit
Common stock, par value of $.001, 150,000,000 shares authorized; 83,000,498 and 77,905,248 shares
issued and outstanding at December 31, 2014 and December 31, 2013, respectively	83,001	77,906
Additional paid-in capital	7,985,860	7,253,730
Accumulated deficit	(10,584,896)	(9,206,795)
Total Stockholders' deficit	(2,516,035)	(1,875,159)
Total Liabilities and Stockholders' deficit	$521,646	$839,631

See accompanying Notes to Consolidated Financial Statements.

THE GUITAMMER COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2014	2013

Total revenue	$1,051,019	$1,917,300

Cost of goods sold	605,934	1,106,269
Gross profit	445,085	811,031

Operating expenses
General and administrative	1,579,507	1,727,180
Research and development	22,570	197,006
	1,602,077	1,924,186

Loss from operations	(1,156,992)	(1,113,155)

Other income (expense)
Interest expense	(221,129)	(193,776)
Interest income	20	68
	(221,109)	(193,708)

Loss before provision for income taxes	(1,378,101)	(1,306,863)

Provision for income taxes	-	-
Net loss attributable to common stockholders	$(1,378,101)	$(1,306,863)

Basic and diluted loss per share	$(0.02)	$(0.02)

Basic and diluted weighted average common shares outstanding	79,562,108	73,712,472

See accompanying Notes to Consolidated Financial Statements.

THE GUITAMMER COMPANY

CONSOLIDATED STATEMENT OF CHANGES  IN STOCKHOLDERS' DEFICIT

YEARS ENDED DECEMBER 31, 2014 and 2013

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, January 1, 2013	68,779,482	$68,780	$5,641,492	$(7,899,932)	$(2,189,660)

Common stock and warrants issued to retire accrued interest	82,604	82	20,569	-	20,651

Employee stock option compensation	-	-	153,455	-	153,455

Common stock and warrants issued for services	949,500	950	183,821	-	184,771

Options/warrants exercised for common stock purchase	906,162	906	11,581	-	12,487

Common stock and warrants issuance	7,187,500	7,188	1,242,812	-	1,250,000

Net loss	-	-	-	(1,306,863)	(1,306,863)
Balance, December 31, 2013	77,905,248	$77,906	$7,253,730	$(9,206,795)	$(1,875,159)

Warrants issued for debt issuance and to revise debt agreements to include accrued interest	-	-	32,208	-	32,208

Employee stock option compensation	-	-	203,567	-	203,567

Common stock and warrants issued for services	687,500	687	89,675	-	90,362

Options/warrants exercised for common stock purchase	4,407,750	4,408	406,680	-	411,088

Net loss	-	-	-	$(1,378,101)	(1,378,101)
Balance, December 31, 2014	83,000,498	$83,001	$7,985,860	$(10,584,896)	$(2,516,035)

See accompanying Notes to Consolidated Financial Statements.

THE GUITAMMER COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2014	2013
Cash flows from operating activities
Net loss	$(1,378,101)	$(1,306,863)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and patent amortization	46,334	31,623
Amortization of deferred financing fees	26,733	20,001
Amortization of debt discount	8,974	-
Employee stock options	203,567	153,455
Stock and warrants issued for services	90,362	184,771
Loss on sale of assets	1,647	-
Change in fair value of warrant liability	(109,926)	(20,441)

Changes in assets and liabilities
Accounts receivable	37,366	(41,494)
Inventory, net	82,538	185,490
Prepaid expenses	6,010	125,498
Accounts payable and accrued expenses	440,248	(250,901)
Deferred revenue	(31,924)	(60,562)
Net cash used in operating activities	(576,172)	(979,423)

Cash flows from investing activities
Purchase of intangible assets	(16,552)	-
Proceeds on sale of property and equipment	38,249	-
Purchase of property and equipment	(14,921)	(139,293)
Net cash provided by (used in) investing activities	6,776	(139,293)

Cash flows from financing activities
Proceeds from stock and warrants	-	1,250,000
Proceeds from options and warrants exercised	411,088	12,487
Proceeds from debt	100,000	-
Payment of debt	(65,738)	(82,676)
Net cash provided by financing activities	445,350	1,179,811

Net (decrease) increase in cash and cash equivalents	(124,046)	61,095
Cash and cash equivalents, beginning of period	140,231	79,136
Cash and cash equivalents, end of period	$16,185	$140,231

Supplemental disclosure of cash flow information
Cash paid during the period for
Interest	$92,344	$176,734
Income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities
Issuance of common stock in connection with debt retirement	$-	$20,651
Accrued interest converted to debt	$20,178	$-
Issuance of warrants for debt modification	$13,464	$-
Issuance of warrants for debt discount	$18,744	$-

See accompanying Notes to Consolidated Financial Statements.

1 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Accounts receivable are uncollateralized customer obligations due under normal trade terms generally requiring payment within 30 days from the invoice date. The Company recorded an allowance of approximately $4,600 at December 31, 2014 and December 31, 2013.

1 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventory

Inventory, consisting of finished goods, is stated at the lower of cost or market. Cost is determined using the weighted average method. Inventory that is determined to be obsolete or not sellable is expensed immediately. The Company recorded a reserve for obsolete items of $10,415 at December 31, 2014 and December 31, 2013.

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

Deferred Revenue

The Company received prepayment for products from some of its customers as the Company requires prepayment before goods are shipped to all international customers. As of December 31, 2014 and December 31, 2013, the Company had deferred revenue of $36,899 and $68,823, respectively. The Company recognizes revenue and decreases deferred revenue in accordance with the revenue recognition policy.

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

There were no uncertain tax positions at December 31, 2014 or December 31, 2013, as the Company’s tax positions for open years meet the recognition thresholds of more likely than not to be sustained upon examinations. When necessary, the Company would accrue penalties and interest related to unrecognized tax benefits as a component of income tax expense. Tax returns for the years 2011 through 2013 are currently open to examination. Tax returns prior to 2011 are no longer subject to examination by tax authorities.

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

The carrying amount reported in the balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of the long term debt and revolving line of credit at December 31, 2014 and December 31, 2013 approximated the carrying amount based on interest rates that were close to market rates or being close to maturity and were determined on a Level 2 measurement.

The Black-Scholes valuation model is used to estimate the fair value of the warrants. The significant assumptions considered by the model were the remaining term of the warrants, the fair value per share stock price of $.07 and $.17, a risk free treasury rate for .5 years and 1.5 years of .12% and .26% at December 31, 2014 and December 31, 2013, respectively and an expected volatility of 60%. At December 31, 2014 and December 31, 2013, the fair value of warrants were determined on a Level 2 measurement.

Advertising

Costs of advertising and marketing are expensed as incurred including the cost of making commercials. Advertising and marketing costs were $153,064 and $239,521 for the years ending December 31, 2014 and 2013, respectively.

1 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Shipping and Handling

Shipping and handling costs of approximately $113,262 and $124,204 for the years ending December 31, 2014 and 2013, respectively, are included in general and administrative expenses in the statements of operations.

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

	December 31,	December 31,
	2014	2013

Potentially dilutive securities:
Outstanding time-based stock options	44,211,505	40,761,505
Outstanding time-based warrants	15,000,908	18,154,428

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

1 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

1 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In June, 2014, the FASB issued Accounting Standards Update No. 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The issue is the result of a consensus of the FASB Emerging Issues Task Force (EITF). The amendments in the ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718, Compensation - Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. The performance target should not be reflected in estimating the grant-date fair value of the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. Entities may apply the amendments in this ASU either: (a) prospectively to all awards granted or modified after the effective date; or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this ASU as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. In addition, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. We are currently assessing the impact this standard will have on the Company’s consolidated financial statements or required disclosures.

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

1 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company has incurred net losses, negative cash flows from operating activities, and has an accumulated deficit of approximately $10,585,000 at December 31, 2014. In addition, at December 31, 2014 the Company had a cash balance of approximately $16,000 and working capital deficiency of approximately $2,295,000. The Company has relied upon cash from its financing activities to fund its ongoing operations as it has not been able to generate sufficient cash from its operating activities in the past and there is no assurance it will be able to do so in the future. Unless the Company can obtain additional cash resources, these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

3 -	PROPERTY AND EQUIPMENT, NET

	December 31,	December 31,
	2014	2013
Equipment and electronics	$175,876	$179,659
Vehicles	-	35,043
Furniture and fixtures	20,257	20,257
Leasehold improvements	12,313	12,313
	208,446	247,272

Less accumulated depreciation	(144,273)	(120,086)
Property and equipment, net	$64,173	$127,186

Depreciation expense for the years ended December 31, 2014 and 2013 was $38,039 and $24,315, respectively.

4 -	DEFERRED FINANCING COSTS, NET

	December 31,	December 31,
	2014	2013
Deferred financing costs	$153,454	$139,990
Less Accumulated Amortization	(128,388)	(101,655)
Deferred financing costs, net	$25,066	$38,335

4 -	DEFERRED FINANCING COSTS, NET (continued)

Amortization expense for deferred financing costs was $26,733 and $20,001 for the years ended December 31, 2014 and 2013 respectively. In January 2014, the notes payable to Forest Capital for $150,000 and the Julie Jacobs Trust for $100,000 were modified extending the maturity date by two years and the unpaid interest on each of these notes was added to the loan balance. As an inducement to extend the notes term and add the interest due and unpaid interest to the notes balance, the Company issued 324,000 warrants to Forest Capital and 216,000 warrants to the Julie Jacobs Trust. The cost of the warrants was valued at $13,464 using the Black Scholes valuation model and was added to deferred financing costs which will be amortized over the remaining life of the loan.

5 -	LINE OF CREDIT

The Company has entered into an unsecured line of credit arrangement with Key Bank, which carries a maximum possible loan balance of $40,000 at an annual interest rate of 6.25% and is due on demand. As of December 31, 2014 and December 31, 2013, the Company had borrowed $39,523.

6 -	ACCRUED EXPENSES

Accrued expenses consisted of the following at December 31, 2014 and December 31, 2013:

	December 31,	December 31,
	2014	2013
Accrued payroll	$47,379	$9,471
Accrued interest	233,308	160,398
Warrant liability	49,404	159,330
Miscellaneous accrued expenses	36,847	46,989
	$366,938	$376,188

As more fully described in footnote 8, the Company has recorded a warrant liability of $49,404 and $159,330 as of December 31, 2014 and December 31, 2013, respectively, which is based on the Black-Scholes valuation model to estimate the fair value of the warrants. The significant assumptions considered by the model were the remaining term of the warrants, the fair value per share stock price of $.07 and $.17, a risk free treasury rate for .5 years and 1.5 years of .12% and .26% at December 31, 2014 and December 31, 2013, respectively and an expected volatility of 60%.

7 -	DEBT

Debt payable to related parties is as follows:

December 31,	December 31,
2014	2013

Note payable to Julie E. Jacobs Trust, a stockholder, in the amount of $50,000 with interest on the unpaid principal balance computed from the date of this loan until paid in full at the rate equal to the Wall Street Journal Prime Rate plus 4.75%, (which is 8% as of the date of the loan and at 12/31/2014)  with interest payable annually on January 3rd and with the principal balance due on January 3, 2016. As an inducement to make this loan, the Company issued 400,000 warrants to purchase stock at $.24 per share which were valued at $9,372 using the Black Scholes valuation model and were recorded as a loan discount.  The discount is being amortized over the life of the loan and the amortization expense for the year ended December 31, 2014 was approximately $4,500.

$45,114	$-

Note payable to The Walter Doyle Trust, a stockholder, in the amount of $50,000 with interest on the unpaid principal balance computed from the date of this loan until paid in full at the rate equal to the Wall Street Journal Prime Rate plus 4.75%, (which is 8% as of the date of the loan and at 12/31/2014)  with interest payable annually on January 3rd and with the principal balance due on January 3, 2016. As an inducement to make this loan, the Company issued 400,000 warrants to purchase stock at $.24 per share which were valued at $9,372 using the Black Scholes valuation model and were recorded as a loan discount.  The discount is being amortized over the life of the loan and the amortization expense for the year ended December 31, 2014 was approximately $4,500.

45,114	-

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

$162,107	$150,000

7 -	DEBT (Continued)

	December 31,	December 31,
	2014	2013

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

	108,071	100,000

Note payable to Thelma Gault, a stockholder, in the original amount of $800,000 at an interest rate of 10%. The loan is collateralized by all assets of the Company, and on April 25, 2008 signed an agreement in which her collateralization is shared with the State of Ohio. On November 18, 2010, Thelma Gault signed an agreement subordinating up to $700,000 of debt to the Walter Doyle Trust and the Julie Jacobs Trust and to Standard Energy through the Julie Jacobs Trust. Note was due on June 1, 2014 and now is considered due on demand.	584,352	584,352

Total debt payable to related parties	$944,758	$834,352

Less current portion of debt payable to related parties	604,529	584,352

Long term debt payable to related parties	$340,229	$250,000

7 -	DEBT (Continued)

Other debt is as follows:

	December 31,	December 31,
	2014	2013

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

	$325,280	$391,018

Notes payable to Merrill Lynch in the original amount of $400,000, with interest payable at Libor plus .56%. In addition, this debt is guaranteed 50% each by the Walter J. Doyle Trust and the Julie E. Jacobs Trust. As compensation for their guarantees, the trusts receive 4% per annum and share a first position lien on all assets. The note is due on demand.	395,350	396,448

Notes payable to four different investors in the original amount of $250,000 at an interest rate of 12%. On January 31, 2012, all of these notes except for a $75,000 note were converted to shares of stock at a price of $.25 per share. The $75,000 note was due June 30, 2012 and is now considered due on demand.	75,000	75,000

Other debt	$795,630	$862,466

Less current portion of debt payable to non-related parties	795,630	559,987
Long term debt payable to non-related parties	-	302,479

7 -	DEBT (Continued)

The principal maturities of the notes payable for the next five years and in the aggregate are as follows:

Year ending
December 31,
2015	$1,400,159
2016	340,229
2017	-
2018	-
2019	-
$1,740,388

The Company is not in compliance with certain debt covenants and has not received waivers from the lender. As a result, the notes payable with an outstanding balances of $75,000 and $325,280 are due on demand and are classified as current in the accompanying balance sheets.

Conversion of debt

During the year ended December 31, 2013, certain debt instruments were converted to equity. Prior to conversion, some of these debt instruments were modified to include a debt conversion feature. Based on the terms of the transactions, these modifications and conversion were treated as equity transactions.

The following table lists debt that was converted during the year ended December 31, 2013:

	Conversion of Debt Table
	Debt	Accrued Interest	Total	Stock issued
Note Converted	Extinguished	Extinguished	Extinguished	Shares
Forest Capital accrued interest on note due January 3, 2013	$-	$12,391	$12,391	49,562

Julie E. Jacobs Trust accrued interest on note due January 3, 2013	-	8,260	8,260	33,042

	$-	$20,651	$20,651	82,604

8 -	STOCKHOLDERS’ DEFICIENCY

Stock Sales

During the period ended December 31, 2014, warrants were exercised for the purchase of 4,407,750 shares; 312,500 of the warrants were exercised at a price of $.005 per share and 4,095,250 of the warrants were exercised at a price of $.10 per share. During the year ended December 31, 2013, the company sold 7,187,500 shares of stock and warrants (one share of stock and one warrant equals one unit) as part of a private placement memorandum; 1,000,000 of the units were sold for $.25 per unit with the stock warrants exercisable at $.36 per share, 250,000 of the units were sold for $.20 per unit with the stock warrants exercisable at $.24 per share and 5,937,500 of the units were sold to existing private placement investors for $.16 per unit with the stock warrants exercisable at $.24 per share. Additionally, stock options and warrants were exercised for the purchase of 906,162 shares at a purchase price ranging from $.0032 to $.021 per share.

Options

On February 1, 2012, the Board approved and granted 600,000 stock options to three of its employees, with an exercise price of $.25 per share with a vesting schedule of 60% on the first anniversary of the grant, 20% on the second anniversary of the grant and the final 20% on the third anniversary of the grant. On November 26, 2012, the Board approved and granted 3,000,000 stock options to the Company’s president and CEO, with an exercise price of $.25 per share with a vesting schedule of 33 and 1/3% on the first anniversary of the grant, 33 and 1/3% on the second anniversary of the grant and the final 33 and 1/3% on the third anniversary of the grant. On December 3, 2014,the Board reduced the exercise price on the 600,000 and 3,000,000 stock options issued on February 1, 2012 and November 26, 2012, respectively, from $.25 to $.075, which was the market price of the stock on December 3, 2014. Additional compensation expense of approximately $55,000 has been recognized based on this exercise price reduction in the year ended December 31, 2014 and additional compensation expense of approximately $23,000 will be recognized based on this exercise price reduction in the year ended December 31, 2015. On December 3, 2014, the Board approved and granted 1,950,000 stock options to five of its employees, with an exercise price of $.075 per share with a vesting schedule of 60% on the first anniversary of the grant, 20% on the second anniversary of the grant and the final 20% on the third anniversary of the grant. On December 3, 2014, the Board approved and granted 1,500,000 stock options to the two non-employee directors of the Company with an exercise price of $.075 per share with a vesting schedule of 25% on the first anniversary of the grant, 25% on the second anniversary of the grant, 25% on the third anniversary of the grant and 25% on the fourth anniversary of the grant. Full vesting is to occur upon a change in ownership of the Company for all of these stock options.

8 -	STOCKHOLDERS’ DEFICIENCY (continued)

The following table summarizes the activity for all stock options:

	Number of Options	Range of Exercise Price	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Weighted Average Grant Date Fair Value

Outstanding options as of January 1, 2013	44,725,371	$.00320-.25000	$.01993	6.08	$.03561
Options granted	-
Options cancelled/expired	(3,370,248)	$.02131-00320	$.02131	-	$.01168
Options exercised	(593,618)	$.02131	$.01819	5.78	$.02433
Outstanding options as of December 31, 2013	40,761,505	$.00320-.25000	$.03704	5.55	$.03285
Options granted	3,450,000	$.07500	$.07500	9.93	$.07500
Options cancelled/expired	-	-	-	-	-
Options exercised	-	-	-	-	-
Outstanding options as of December 31, 2014	44,211,505	$.00320-.07500	$.02575	4.97	$.0239

The following table provides information about options under the Plan that are outstanding and exercisable as of December 31, 2014:

		Options Outstanding	Options Exercisable
Exercise Price	As of December 31, 2014	Weighted Average Contractual Life Remaining	As of December 31, 2014
$.00320	10,056,677	4.76 years	10,056,677
$.02131	27,104,828	4.05 years	27,104,828
$.07500	3,600,000	7.77 years	2,480,000
$.07500	3,450,000	9.93 years	-
	44,211,505		39,641,505

8 -	STOCKHOLDERS’ DEFICIENCY (continued)

Included in the above table are 6,541,614 options to non-employees and 37,669,891 to officers, directors and employees of the Company.

Warrants

The Company has 15,000,908 and 18,154,428 warrants outstanding as of December 31, 2014 and December 31, 2013, respectively. For the year ending December 31, 2014, 2,269,230 warrants were issued at an exercise price of $0.24 as follows: 1,340,000 warrants were issued in connection with the new debt issuances and debt modifications and the Company issued 929,230 warrants in exchange for services.

In July 2014, the Company began a capital raise program consisting of a reduction in the exercise price of the Company’s outstanding warrants to purchase its common stock to $0.10 per share, for all of the Company’s outstanding warrants with an exercise price greater than $0.15 per share and to sell new shares of common stock for $0.12 or less per share (“New Shares”) depending on market conditions. The Company’s immediate goal was to raise $2,000,000. The Company set a minimum capital raise threshold of $1,500,000 before purchases of New Shares or warrant exercises can be accepted, unless specific authorization to consummate the transaction is received from the New Shares purchaser or warrant exerciser. For the period ending December 31, 2014, $409,525 has been received from the exercise of warrants through this program. The Company received specific authorization in the form of a signed waiver from all of those that exercised warrants waiving the requirement for the Company to raise a minimum of $1,500,000 of capital. The capital raise program was closed as of October 2, 2014.

In addition to the $409,525 that was raised through the capital raise program, an additional $1,563 was raised through the exercise of 312,500 warrants at an exercise price of $.005 per share for the year ending December 31, 2014.

On October 18, 2013, the Company extended any unexpired Common Stock Purchase Warrants for one additional year for all unexpired warrants issued in connection with investments in the PPM and the follow-up PPM.

This table summarizes the grant date and exercise date for all warrants:

8 -	STOCKHOLDERS’ DEFICIENCY (continued)

	Number of	Exercise
	Warrants	Price	Expiration Date

Outstanding Warrants from January 1, 2011	1,291,928	$.02131	July, 2015
Warrants Granted	-	-	All have expired
Outstanding Warrants from December 31, 2011	1,291,928	$.02131	Expiration dates As listed above
Warrants Granted	700,000	$.36000	January, 2015
	240,000	$.36000	February, 2015
	140,000	$.36000	March, 2015
	1,000,000	$.36000	April, 2015
	360,000	$.36000	May, 2015
	380,000	$.36000	June, 2015
	60,000	$.36000	July, 2015
	40,000	$.36000	August, 2015
	2,500,000	$.24000	May, 2016
	200,000	$.24000	June, 2016
	100,000	$.24000	October, 2016
Outstanding Warrants from December 31, 2012	6,931,928	$.02131-.36000	Expiration dates As listed above
Warrants Granted	40,000	$.36000	January, 2015
	40,000	$.36000	February, 2015
	40,000	$.36000	March, 2015
	40,000	$.36000	April, 2015
	40,000	$.36000	May, 2015
	3,806,250	$.24000	May, 2016
	62,500	$.24000	June, 2015
	312,500	$.24000	June, 2016
	62,500	$.24000	July, 2015
	250,000	$.24000	July, 2016
	62,500	$.24000	August, 2015
	62,500	$.24000	September, 2015
	500,000	$.24000	September, 2016
	62,500	$.24000	October, 2015
	156,250	$.24000	October, 2016
	62,500	$.24000	November, 2015
	781,250	$.24000	November, 2016
	62,500	$.24000	December, 2015
Outstanding Warrants from December 31, 2013	13,455,678	$.02131-.36000	Expiration dates As listed above
Warrants Granted	62,500	$.24000	January, 2016
	616,000	$.24000	January, 2017
	62,500	$.24000	February, 2016
	62,500	$.24000	March, 2016
	62,500	$.24000	April, 2016
	62,500	$.24000	May, 2016
	62,500	$.24000	June, 2016
	62,500	$.24000	July, 2016
	62,500	$.24000	August, 2016
	62,500	$.24000	September, 2016
	62,500	$.24000	October, 2016
	194,000	$.10000	October, 2018
	62,500	$.24000	November, 2016
	47,730	$.10000	December, 2018
Outstanding Warrants as of December 31, 2014	15,000,908	$.02131-.36000	Expiration dates As listed above

8 -	STOCKHOLDERS’ DEFICIENCY (continued)

The warrants for 1,291,928 shares issued prior to January 1, 2011, include certain provisions that protect the holders from a decline in the stock price of the Company. As a result of those provisions, the Company recognizes the warrants as liabilities at their fair values on each reporting date.

As shown in footnote 6, the Company has recorded a warrant liability of $49,404 and $159,330 as of December 31, 2014 and December 31, 2013, respectively, which is based on the Black-Scholes valuation model to estimate the fair value of the warrants.

The significant assumptions considered by the model were the remaining term of the warrants, the fair value per share stock price of $.07 and $.17, a risk free treasury rate for .5 years and 1.5 years of .12% and .26% at December 31, 2014 and December 31, 2013, respectively and an expected volatility of 60%.

9 -	COMMITMENTS

In July of 2013, the Company entered into a four year extension of the lease for the rental of the office and warehouse space expiring on August 31, 2017. Under the terms of the current lease and the four year extension, the Company’s future minimum rental payments are: $86,600 for 2015, $89,000 for 2016, and $60,400 for 2017. Total rent expense was $85,256 and $84,644 for years ending December 31, 2014 and 2013, respectively.

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

Stock and warrants issued for services

During the year ending December 31, 2014, the Company issued 687,500 shares of common stock and 929,230 warrants for consulting services valued at $90,362. During the year ending December 31, 2013, the Company issued 949,500 shares of common stock and 717,500 warrants for services valued at $184,771.

9 -	COMMITMENTS (continued)

On February 10, 2012, the Company entered into a 3 month agreement with John Ertmann for advisory services. Under the terms of the agreement, Mr. Ertmann will be compensated at a rate of 40,000 shares of common stock and 40,000 warrants per month. The agreement has been extended through December, 2014, with the compensation arrangement of 40,000 shares of common stock and 40,000 warrants per month for April and May of 2013, and 62,500 shares of common stock and 62,500 warrants per month for the months June 2013 through December 2014. In December, 2014, Mr. Ertmann was not available for advisory services and consequently, no common stock or warrants were issued for that month.

On May 20, 2013, the Company entered into a 3 month agreement with JFenway LLC for investor relations services. Under the terms of the agreement JFenway LLC was compensated at a rate of 100,000 shares of common stock for the 3 months of services.

On August 29, 2014 the Company, the San Jose Sharks (“Sharks”) NHL hockey team and Comcast SportsNet California (“CSNCA”) executed a “Letter Agreement Regarding Technology Initiative” to integrate Guitammer’s broadcast technology in the SAP Center at San Jose and into the CSNCA’s telecasts of the San Jose Sharks home games at the SAP Center for the 2014/15 NHL season, and to collectively promote and market the enhanced broadcast to the San Jose Sharks and CSNCA viewers. Starting from the first home game on October 11th to present, the CSNCA’s Sharks telecasts have successfully been broadcast in 4D using Guitammer’s technology. The official public launch of this agreement was November 20th, 2014.

10 -	CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. Receivables are stated at the amounts management expects to collect from outstanding balances. Generally, the Company does not require collateral or other security to support contract receivables.

The Company had one major customer for the year ending December 31, 2014 and had no major customers for the year ending December 31, 2013. A major customer is defined as one that purchases ten-percent or more in a reporting period. Net sales for the years ended December 31, 2014 and 2013 include sales to the following major customer:

Customer	2014	2013
Amazon.com	12.8%	9.6%

Amazon.com accounted for 36.5% and 12.6% of the total accounts receivable balance at December 31, 2014 and December 31, 2013, respectively.

The Company had major suppliers in each of the reporting periods presented. A major supplier is defined as one that provides ten-percent or more of total cost-of-sales in a particular reporting period or has an outstanding account payable balance of ten-percent or more as of the reporting period.

10 -	CONCENTRATION OF CREDIT RISK (continued)

	December 31,
	2014		2013
	Purchases During Period	Account Payable Percentage at end of Period	Purchases During Period	Account Payable Percentage at end of period
Eminence Speaker LLC	31%	35%	52%	46%
Actiway Industrial Co.	30%	12%	9%	25%
LFT Manufacturing, LLC	20%	16%	-	-
Sonavox Canada, Inc.	13%	9%	32%	16%

11 -	RELATED PARTY TRANSACTIONS

One of the Company’s shareholders is also a note holder and a minority shareholder of a major supplier to the Company. This shareholder is a note holder who also owns 2,590,098 shares of the Company’s common stock and is a minority shareholder in Eminence Speaker, LLC, a major supplier to the Company.

On September 12, 2014, Guitammer entered into an agreement with an unrelated third party to organize a joint venture company named LFT Manufacturing that will manufacture and distribute certain Guitammer products. Guitammer and the third party will make capital contributions of $1,000 each to the joint venture company. Guitammer and the third party each have 50% interests in the joint venture company. The joint venture company borrowed from the third party the amount necessary to fund the startup costs to manufacture products, including initial tooling, obtaining factory space, and labor costs. In conjunction with the joint venture, the Company agreed to grant 2,750,000 warrants to purchase common stock of the Company exercisable at $.10 per share upon the completion of certain criteria which have not been achieved and therefore has not been recorded at December 31, 2014. The company purchased $106,036 of product from LFT Manufacturing, LLC for the year ended December 31, 2014. The Company accounts for this joint venture as an equity method investment. Under the equity method of accounting, an Investee company’s accounts are not reflected within the Company’s Consolidated Balance Sheets and Consolidated Statements of Income; however, the Company’s share of the earnings or losses of the Investee Company is reflected in the Company’s Consolidated Statements of Income. The Company’s carrying value in an equity method Investee company would be reflected in the Company’s Consolidated Balance Sheets. The Company’s share of earnings was not significant for the year ending December 31, 2014 and therefore nothing has been recorded in the Company’s Consolidated financial statements.

12 -	OTHER ASSETS

Other assets consist of patents and trademarks related to the ButtKicker brand products and technology. The assets are being amortized over 10 years based on the estimated useful lives of the patents and trademarks. Amortization of the intangible assets, which is included in general and administrative expenses, was $8,295 and $7,308 for the years ended December 31, 2014 and 2013, respectively. The estimated future amortization expense for intangible assets is approximately: $7,700 in 2015, $6,300 in 2016, $3,900 in 2017, $2,200 in 2018 and 2019 and under $2,000 thereafter.

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

A reconciliation of the federal statutory rate to the Company’s effective tax rate for the years ended December 31, 2014 and 2013 is as follows:

	December 31,
	2014	2013

Tax benefit at statutory rate	34.0%	34.0%
Valuation allowance	(24.9)	(30.4)%
Other, net	(9.1)	(3.6)%
Effective tax rate	-	-

The tax effects of temporary differences that give rise to significant portions of the net deferred tax asset balance at December 31, 2014 and 2013 are as follows:

	December 31,
	2014	2013
Accounts receivable allowances	1,563	1,563
Fixed Assets	43,839	55,237
Net Operating loss carry forward	1,480,398	1,078,452
	1,525,800	1,135,252
Valuation allowance	(1,525,800)	(1,135,252)
Net Deferred tax asset	$-	$-

14 -	SUBSEQUENT EVENTS

Since December 31, 2014, a total of 187,500 shares and 187,500 warrants were issued to pay for services valued at approximately $30,000.

