Form 10-Q
period 2015-03-31
Guitammer Co
filed 2015-05-14
CIK 1334126

  UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ____________________to____________________

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

As of May 13, 2015, 83,100,498 shares of Common Stock and 50,000 shares of Preferred Stock were outstanding.

The Guitammer Company

THE GUITAMMER COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)
	March 31,	December 31,
	2015	2014
ASSETS
Current assets
Cash and cash equivalents	$28,132	$16,185
Accounts receivable, net	43,015	25,139
Inventory	189,882	361,223
Prepaid expenses and other current assets	131	131
Total current assets	261,160	402,678

Property and equipment, net	57,118	64,173
Deferred financing costs, net	18,230	25,066
Other assets	30,193	29,729
Total Assets	$366,701	$521,646

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Line of credit	$39,523	$39,523
Accounts payable	915,141	853,933
Accrued expenses	484,802	366,938
Deferred revenue	29,777	36,899
Current portion of long-term debt - related parties	947,175	604,529
Current portion of long-term debt - non-related parties	772,524	795,630
Total current liabilities	3,188,942	2,697,452

Long-term debt, net of current portion - related parties	-	340,229
Long-term debt, net of current portion - non related parties	-	-
Total Liabilites	3,188,942	3,037,681

Commitments	-	-

Stockholders' deficit
Common stock, par value of $.001, 150,000,000 shares authorized;
83,100,498 and 83,000,498 shares issued and outstanding at
March 31, 2015 and December 31, 2014, respectively	83,101	83,001
Additional paid-in capital	8,049,432	7,985,860
Accumulated deficit	(10,954,774)	(10,584,896)
Total Stockholders' deficit	(2,822,241)	(2,516,035)
Total Liabilities and Stockholders' deficit	$366,701	$521,646

See accompanying Notes to Condensed Consolidated Financial Statements.

THE GUITAMMER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	March 31,
	2015	2014

Total revenue	$530,348	$311,052

Cost of goods sold	287,991	167,463
Gross profit	242,357	143,589

Operating expenses
General and administrative	511,957	435,545
Research and development	-	10,782
	511,957	446,327

Loss from operations	(269,600)	(302,738)

Other income (expense)
Interest expense	(100,278)	(52,200)
Interest income	-	1
	(100,278)	(52,199)

Loss before provision for income taxes	(369,878)	(354,937)

Provision for income taxes	-	-
Net loss	$(369,878)	$(354,937)

Basic and diluted loss per share	$(0.004)	$(0.005)

Basic and diluted weighted average common shares outstanding	83,018,276	78,028,165

See accompanying Notes to Condensed Consolidated Financial Statements

THE GUITAMMER COMPANY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
THREE MONTHS ENDED MARCH 31, 2015 AND YEAR ENDED DECEMBER 31, 2014
(UNAUDITED)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2014	77,905,248	$77,906	$7,253,730	$(9,206,795)	$(1,875,159)

Warrants issued for debt issuance and to revise debt agreements
to include accrued interest	-	-	32,208	-	32,208

Employee stock option compensation	-	-	203,567	-	203,567

Common stock and warrants issued for services	687,500	687	89,675	-	90,362

Options/warrants exercised for common stock purchase	4,407,750	4,408	406,680	-	411,088

Net loss				$(1,378,101)	(1,378,101)
Balance, December 31, 2014	83,000,498	$83,001	$7,985,860	$(10,584,896)	$(2,516,035)

Employee stock option compensation	-	-	55,172	-	55,172

Common stock and warrants issued for services	100,000	100	8,400	-	8,500

Net loss				$(369,878)	(369,878)
Balance, March 31, 2015	83,100,498	$83,101	$8,049,432	$(10,954,774)	$(2,822,241)

See accompanying Notes to Condensed Consolidated Financial Statements.

THE GUITAMMER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2015	2014
Cash flows from operating activities
Net loss	$(369,878)	$(354,937)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and patent amortization	9,031	12,762
Amortization of deferred financing fees	6,836	6,683
Amortization of debt discount	2,417	1,672
Employee stock options	55,172	35,868
Stock and warrants issued for services	8,500	29,375
Change in fair value of warrant liability	21,900	(11,050)

Changes in assets and liabilities
Accounts receivable	(17,876)	(68,275)
Inventory, net	171,341	23,825
Prepaid expenses	-	1,170
Accounts payable and accrued expenses	157,172	152,245
Deferred revenue	(7,122)	(12,539)
Net cash provided by (used in) operating activities	37,493	(183,201)

Cash flows from investing activities
Purchase of intangible assets	(2,440)	-
Purchase of property and equipment	-	(433)
Net cash used in investing activities	(2,440)	(433)

Cash flows from financing activities
Proceeds from debt	-	100,000
Payment of debt	(23,106)	(21,782)
Net cash (used in) provided by financing activities	(23,106)	78,218

Net increase (decrease) in cash and cash equivalents	11,947	(105,416)
Cash and cash equivalents, beginning of period	16,185	140,231
Cash and cash equivalents, end of period	$28,132	$34,815

Supplemental disclosure of cash flow information
Cash paid during the period for
Interest	$18,523	$23,320
Income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities
Accrued interest converted to debt	$-	$20,178
Issuance of common stock and warrants for professional services	$8,500	$29,375

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

Accounts receivable are uncollateralized customer obligations due under normal trade terms generally requiring payment within 30 days from the invoice date. The Company recorded an allowance of $5,073 and $4,598 at March 31, 2015 and December 31, 2014, respectively.

Inventory

Inventory, consisting of finished goods, is stated at the lower of cost or market. Cost is determined using the weighted average method. Inventory that is determined to be obsolete or not sellable is expensed immediately. The Company recorded a reserve for obsolete items of $10,415 at March 31, 2015 and December 31, 2014.

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

Deferred Revenue

The Company received prepayment for products from some of its customers as the Company requires prepayment before goods are shipped to all international customers. As of March 31, 2015 and December 31, 2014, the Company had deferred revenue of $29,777 and $36,899, respectively. The Company recognizes revenue and decreases deferred revenue in accordance with the revenue recognition policy.

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

There were no uncertain tax positions at March 31, 2015 or December 31, 2014, as the Company’s tax positions for open years meet the recognition thresholds of more likely than not to be sustained upon examinations. When necessary, the Company would accrue penalties and interest related to unrecognized tax benefits as a component of income tax expense. Tax returns for the years 2011 through 2013 are currently open to examination. Tax returns prior to 2011 are no longer subject to examination by tax authorities.

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

1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The carrying amount reported in the balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of the long term debt and revolving line of credit at March 31, 2015 and December 31, 2014 approximated the carrying amount based on interest rates that were close to market rates or being close to maturity and were determined on a Level 2 measurement.

The Black-Scholes valuation model is used to estimate the fair value of the warrants. The significant assumptions considered by the model were the remaining term of the warrants, the fair value per share stock price of $.09 and $.07, a risk free treasury rate for .25 to 2.50 years and .50 to 2.75 years of .030% to .725% and .120% to .993% at March 31, 2015 and December 31, 2014, respectively and an expected volatility of 60%. At March 31, 2015 and December 31, 2014, the fair value of warrants were determined on a Level 2 measurement.

Advertising

Costs of advertising and marketing are expensed as incurred including the cost of making commercials. Advertising and marketing costs were $81,408 and $47,275 for the three months ending March 31, 2015 and 2014, respectively.

Shipping and Handling

Shipping and handling costs of approximately $44,399 and $25,859 for the three months ending March 31, 2015 and 2014, respectively, are included in general and administrative expenses in the statements of operations.

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

	March 31,	December 31,
	2015	2014

Potentially dilutive securities:
Outstanding time-based stock options	44,211,505	44,211,505
Outstanding time-based warrants	13,800,908	15,000,908

1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

In August, 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Under Generally Accepted Accounting Principles (GAAP), financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting. The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. Currently, GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures. This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. We are currently assessing the impact this standard will have on the Company’s consolidated financial statements or required disclosures.

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

1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In April, 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. For public business entities, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Early adoption of the amendments is permitted for financial statements that have not been previously issued. The amendments should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (i.e., debt issuance cost asset and the debt liability). We are currently assessing the impact this standard will have on the Company’s consolidated financial statements or required disclosures.

2 - GOING CONCERN

The Company has incurred net losses, negative cash flows from operating activities, and has an accumulated deficit of approximately $10,955,000 at March 31, 2015. In addition, at March 31, 2015 the Company had a cash balance of approximately $28,000 and working capital deficiency of approximately $2,928,000. The Company has relied upon cash from its financing activities to fund its ongoing operations as it has not been able to generate sufficient cash from its operating activities in the past and there is no assurance it will be able to do so in the future. Unless the Company can obtain additional cash resources, these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

3 - PROPERTY AND EQUIPMENT, NET

	March 31,	December 31,
	2015	2014
Equipment and electronics	$175,876	$175,876
Furniture and fixtures	20,257	20,257
Leasehold improvements	12,313	12,313
	208,446	208,446

Less accumulated depreciation	(151,328)	(144,273)
Property and equipment, net	$57,118	$64,173

Depreciation expense for the periods ended March 31, 2015 and 2014 was $7,055 and $10,956, respectively.

4 - DEFERRED FINANCING COSTS, NET

	March 31,	December 31,
	2015	2014
Deferred financing costs	$153,454	$153,454
Less Accumulated Amortization	(135,224	(128,388
Deferred financing costs, net	$18,230	$25,066

Amortization expense for deferred financing costs for the 3 months ended March 31, 2015 and 2014 was $6,837 and $6,683 respectively. In January 2014, the notes payable to Forest Capital for $150,000 and the Julie Jacobs Trust for $100,000 were modified extending the maturity date by two years and the unpaid interest on each of these notes was added to the loan balance. As an inducement to extend the notes term and add the interest due and unpaid interest to the notes balance, the Company issued 324,000 warrants to Forest Capital and 216,000 warrants to the Julie Jacobs Trust. The cost of the warrants was valued at $13,464 using the Black Scholes valuation model and was added to deferred financing costs which will be amortized over the remaining life of the loan.

5 - LINE OF CREDIT

The Company has entered into an unsecured line of credit arrangement with Key Bank, which carries a maximum possible loan balance of $40,000 at an annual interest rate of 6.25% and is due on demand. As of March 31, 2015 and December 31, 2014, the Company had borrowed $39,523.

6 - ACCRUED EXPENSES

 Accrued expenses consisted of the following at March 31, 2015 and December 31, 2014:

	March 31,	December 31,
	2015	2014
Accrued payroll	$73,331	$47,379
Accrued interest	305,811	233,308
Warrant liability	71,304	49,404
Miscellaneous accrued expenses	34,356	36,847
	$484,802	$366,938

As more fully described in footnote 8, the Company has recorded a warrant liability of $71,304 and $49,404 as of March 31, 2015 and December 31, 2014, respectively, which is based on the Black-Scholes valuation model to estimate the fair value of the warrants. The significant assumptions considered by the model were the remaining term of the warrants, the fair value per share stock price of $.09 and $.07, a risk free treasury rate for .25 to 2.50 years and .50 to 2.75 years of .030% to .725% and .120% to .993% at March 31, 2015 and December 31, 2014, respectively and an expected volatility of 60%.

7 - DEBT

Debt payable to related parties is as follows:

March 31,	December 31,
2015	2014

Note payable to Julie E. Jacobs Trust, a stockholder, in the amount of $50,000 with interest on the unpaid principal balance computed from the date of this loan until paid in full at the rate equal to the Wall Street Journal Prime Rate plus 4.75%, (which is 8% as of the date of the loan and at 12/31/2014) with interest payable annually on January 3rd and with the principal balance due on January 3, 2016. As an inducement to make this loan, the Company issued 400,000 warrants to purchase stock at $.24 per share which were valued at $9,372 using the Black Scholes valuation model and were recorded as a loan discount. The discount is being amortized over the life of the loan and the amortization expense for the 3 months ended March 31, 2015 was approximately $1,200.

$46,323	$45,114

Note payable to The Walter Doyle Trust, a stockholder, in the amount of $50,000 with interest on the unpaid principal balance computed from the date of this loan until paid in full at the rate equal to the Wall Street Journal Prime Rate plus 4.75%, (which is 8% as of the date of the loan and at 12/31/2014) with interest payable annually on January 3rd and with the principal balance due on January 3, 2016. As an inducement to make this loan, the Company issued 400,000 warrants to purchase stock at $.24 per share which were valued at $9,372 using the Black Scholes valuation model and were recorded as a loan discount. The discount is being amortized over the life of the loan and the amortization expense for the 3 months ended March 31, 2015 was approximately $1,200.

46,322	45,114

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

162,107	162,107

7 - DEBT (continued)

	March 31,	December 31,
	2015	2014

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

	108,071	108,071

Note payable to Thelma Gault, a stockholder, in the original amount of $800,000 at an interest rate of 10%. The loan is collateralized by all assets of the Company, and on April 25, 2008 signed an agreement in which her collateralization is shared with the State of Ohio. On November 18, 2010, Thelma Gault signed an agreement subordinating up to $700,000 of debt to the Walter Doyle Trust and the Julie Jacobs Trust and to Standard Energy through the Julie Jacobs Trust. Note was due on June 1, 2014 and now is considered due on demand.	584,352	584,352

Total debt payable to related parties	$947,175	$944,758

Less current portion of debt payable to related parties	947,175	604,529

Long term debt payable to related parties	$-	$340,229

7 - DEBT (continued)

	March 31,	December 31,
	2015	2014
Other debt is as follows:

Note payable to Ohio Innovation Loan Fund (OILF) at an interest rate of 8%. The interest rate increases to 10.5% effective October 1, 2014 as a result of missing a loan covenant. Monthly payments of principal, interest, escrow, and service fees are based on the loan agreement. The loan is collateralized by all assets of the Company, and this collateralization is shared with the Thelma Gault per agreement signed on April 25, 2008. On November 29, 2010, The Director of Development for the State of Ohio signed an agreement subordinating up to $700,000 of debt to the Walter Doyle Trust and the Julie Jacobs Trust and to Standard Energy through the Julie Jacobs Trust. On December 1, 2012, Note was modified extending the due date to November 2015. The Company’s last payment was made in March of 2015 for December of 2014, causing the loan to now be considered due on demand. The Company is working with the OILF to get payments back on schedule.

	$302,479	$325,280

Notes payable to Merrill Lynch in the original amount of $400,000, with interest payable at Libor plus .56%. In addition, this debt is guaranteed 50% each by the Walter J. Doyle Trust and the Julie E. Jacobs Trust. As compensation for their guarantees, the trusts receive 4% per annum and share a first position lien on all assets. The note is due on demand.	395,045	395,350

Notes payable to four different investors in the original amount of $250,000 at an original interest rate of 12%. On January 31, 2012, all of these notes except for a $75,000 note were converted to shares of stock at a price of $.25 per share. The $75,000 note was due June 30, 2012 and is now considered due on demand. The interest rate on the note has increase to 25% due to a default provision of the note.	75,000	75,000

Other debt	$772,524	$795,630

Less current portion of debt payable to non-related parties	772,524	795,630

Long term debt payable to non-related parties	$-	$-

7 - DEBT (continued)

The principal maturities of the notes payable for the next five years and in the aggregate are as follows:

Period ending
March 31,
2015	$1,719,699
2016	-
2017	-
2018	-
2019	-
$1,719,699

The Company is not in compliance with certain debt covenants and has not received waivers from the lender. As a result, the notes payable with an outstanding balances of $75,000 and $302,479 are due on demand and are classified as current in the accompanying balance sheets.

8 - STOCKHOLDERS’ DEFICIENCY

Stock Sales

During the year ended December 31, 2014, warrants were exercised for the purchase of 4,407,750 shares; 312,500 of the warrants were exercised at a price of $.005 per share and 4,095,250 of the warrants were exercised at a price of $.10 per share.

Options

On February 1, 2012, the Board approved and granted 600,000 stock options to three of its employees, with an exercise price of $.25 per share with a vesting schedule of 60% on the first anniversary of the grant, 20% on the second anniversary of the grant and the final 20% on the third anniversary of the grant. On November 26, 2012, the Board approved and granted 3,000,000 stock options to the Company’s president and CEO, with an exercise price of $.25 per share with a vesting schedule of 33 and 1/3% on the first anniversary of the grant, 33 and 1/3% on the second anniversary of the grant and the final 33 and 1/3% on the third anniversary of the grant. On December 3, 2014,the Board reduced the exercise price on the 600,000 and 3,000,000 stock options issued on February 1, 2012 and November 26, 2012, respectively, from $.25 to $.075, which was the market price of the stock on December 3, 2014. Additional compensation expense of approximately $9,500 and $55,000 has been recognized based on this exercise price reduction at March 31, 2015 and December 31, 2014, respectively and additional compensation expense of approximately $13,500 will be recognized over the remainder of the year ending December 31, 2015. On December 3, 2014, the Board approved and granted 1,950,000 stock options to five of its employees, with an exercise price of $.075 per share with a vesting schedule of 60% on the first anniversary of the grant, 20% on the second anniversary of the grant and the final 20% on the third anniversary of the grant. On December 3, 2014, the Board approved and granted 1,500,000 stock options to the two non-employee directors of the Company with an exercise price of $.075 per share with a vesting schedule of 25% on the first anniversary of the grant, 25% on the second anniversary of the grant, 25% on the third anniversary of the grant and 25% on the fourth anniversary of the grant. Full vesting is to occur upon a change in ownership of the Company for all of these stock options.

8 - STOCKHOLDERS’ DEFICIENCY (continued)

The following table summarizes the activity for all stock options:

	Number of Options	Range of Exercise Price	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Weighted Average Grant Date Fair Value
Outstanding options as of		$.00320 -
January 1, 2014	40,761,505	$.25000	$.03704	5.55	$.03285
Options granted	3,450,000	$.07500	$.07500	9.93	$.07500
Options cancelled/expired	-	-	-	-	-
Options exercised	-	-	-	-	-
Outstanding options as of		$.00320-
December 31, 2014	44,211,505	$.07500	$.02575	4.97	$.02390
Options granted	-	-	-	-	-
Options cancelled/expired	-	-	-	-	-
Options exercised	-	-	-	-	-
Outstanding options as of		$.00320-
March 31, 2015	44,211,505	$.07500	$.02575	4.72	$.02390

The following table provides information about options under the Plan that are outstanding and exercisable as of March 31, 2015:

Options Outstanding			Options Exercisable
Exercise Price	As of March 31, 2015	Weighted Average Contractual Life Remaining	As of March 31, 2015
$.00320	10,056,677	4.51 years	10,056,677
$.02131	27,104,828	3.80 years	27,104,828
$.07500	3,600,000	7.52 years	2,600,000
$.07500	3,450,000	9.68 years	-
	44,211,505		39,761,505

8 - STOCKHOLDERS’ DEFICIENCY (continued)

Included in the above table are 6,541,614 options to non-employees and 37,669,891 to officers, directors and employees of the Company.

Warrants

The Company has 13,800,908 and 15,000,908 warrants outstanding as of March 31, 2015 and December 31, 2014, respectively. For the year ending December 31, 2014, 2,269,230 warrants were issued at an exercise price of $0.24 as follows: 1,340,000 warrants were issued in connection with the new debt issuances and debt modifications and the Company issued 929,230 warrants in exchange for services.

In July 2014, the Company began a capital raise program consisting of a reduction in the exercise price of the Company’s outstanding warrants to purchase its common stock to $0.10 per share, for all of the Company’s outstanding warrants with an exercise price greater than $0.15 per share and to sell new shares of common stock for $0.12 or less per share (“New Shares”) depending on market conditions. The Company’s immediate goal was to raise $2,000,000. The Company set a minimum capital raise threshold of $1,500,000 before purchases of New Shares or warrant exercises can be accepted, unless specific authorization to consummate the transaction is received from the New Shares purchaser or warrant exerciser. For the year ending December 31, 2014, $409,525 has been received from the exercise of warrants through this program. The Company received specific authorization in the form of a signed waiver from all of those that exercised warrants waiving the requirement for the Company to raise a minimum of $1,500,000 of capital. The capital raise program was closed as of October 2, 2014.

In addition to the $409,525 that was raised through the capital raise program, an additional $1,563 was raised through the exercise of 312,500 warrants at an exercise price of $.005 per share for the year ending December 31, 2014.

This table summarizes the grant date and exercise date for all warrants:

8 - STOCKHOLDERS’ DEFICIENCY (continued)

	Number of	Exercise
	Warrants	Price	Expiration Date
Outstanding Warrants from	499,296	$.02131	July, 2015
January 1, 2011	499,296	$.02131	July, 2016
	293,336	$.02131	August, 2017
Outstanding Warrants Granted in 2012	1,000,000	$.36000	April, 2015
	360,000	$.36000	May, 2015
	380,000	$.36000	June, 2015
	60,000	$.36000	July, 2015
	40,000	$.36000	August, 2015
	2,500,000	$.24000	May, 2016
	200,000	$.24000	June, 2016
	100,000	$.24000	October, 2016
Outstanding Warrants Granted in 2013	40,000	$.36000	April, 2015
	40,000	$.36000	May, 2015
	3,806,250	$.24000	May, 2016
	62,500	$.24000	June, 2015
	312,500	$.24000	June, 2016
	62,500	$.24000	July, 2015
	250,000	$.24000	July, 2016
	62,500	$.24000	August, 2015
	62,500	$.24000	September, 2015
	500,000	$.24000	September, 2016
	62,500	$.24000	October, 2015
	156,250	$.24000	October, 2016
	62,500	$.24000	November, 2015
	781,250	$.24000	November, 2016
	62,500	$.24000	December, 2015
Outstanding Warrants Granted in 2014	62,500	$.24000	January, 2016
	616,000	$.24000	January, 2017
	62,500	$.24000	February, 2016
	62,500	$.24000	March, 2016
	62,500	$.24000	April, 2016
	62,500	$.24000	May, 2016
	62,500	$.24000	June, 2016
	62,500	$.24000	July, 2016
	62,500	$.24000	August, 2016
	62,500	$.24000	September, 2016
	62,500	$.24000	October, 2016
	194,000	$.10000	October, 2018
	62,500	$.24000	November, 2016
	47,730	$.10000	December, 2018
Outstanding Warrants Granted in 2015	-	-	-
Outstanding Warrants as of		$02131-	Expiration dates as
March 31, 2015	13,800,908	$.36000	As listed above

8 - STOCKHOLDERS’ DEFICIENCY (continued)

The warrants for 1,291,928 shares issued prior to January 1, 2011, include certain provisions that protect the holders from a decline in the stock price of the Company. As a result of those provisions, the Company recognizes the warrants as liabilities at their fair values on each reporting date.

As shown in footnote 6, the Company has recorded a warrant liability of $71,304 and $49,404 as of March 31, 2015 and December 31, 2014, respectively, which is based on the Black-Scholes valuation model to estimate the fair value of the warrants.

The significant assumptions considered by the model were the remaining term of the warrants, the fair value per share stock price of $.09 and $.07, a risk free treasury rate for .25 to 2.50 years and .50 to 2.75 years of .030% to .725% and .120% to .993% at March 31, 2015 and December 31, 2014, respectively and an expected volatility of 60%.

9 - COMMITMENTS

In July of 2013, the Company entered into a four year extension of the lease for the rental of the office and warehouse space expiring on August 31, 2017. Under the terms of the current lease and the four year extension, the Company’s future minimum rental payments are: $65,150 for 2015, $89,000 for 2016, and $60,400 for 2017. Total rent expense for periods ending March 31, 2015 and 2014 was $21,450 and $21,246, respectively.

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

Stock and warrants issued for services

During the period ending March 31, 2015, the Company issued 100,000 shares of common stock for consulting services valued at $8,500. During the 3 months ending March 31, 2014, the Company issued 187,500 shares of common stock and 187,500 warrants for consulting services valued at $29,375.

9 - COMMITMENTS (continued)

On February 10, 2012, the Company entered into a 3 month agreement with John Ertmann for advisory services. Under the terms of the agreement, Mr. Ertmann will be compensated at a rate of 40,000 shares of common stock and 40,000 warrants per month. The agreement has been extended through December, 2014, with the compensation arrangement of 40,000 shares of common stock and 40,000 warrants per month for April and May of 2013, and 62,500 shares of common stock and 62,500 warrants per month for the months June 2013 through December 2014. In December, 2014 and for the first three months of 2015, Mr. Ertmann was not available for advisory services and consequently, no common stock or warrants were issued for those months.

On August 29, 2014 the Company, the San Jose Sharks (“Sharks”) NHL hockey team and Comcast SportsNet California (“CSNCA”) executed a “Letter Agreement Regarding Technology Initiative” to integrate Guitammer’s broadcast technology in the SAP Center at San Jose and into the CSNCA’s telecasts of the San Jose Sharks home games at the SAP Center for the 2014/15 NHL season, and to collectively promote and market the enhanced broadcast to the San Jose Sharks and CSNCA viewers. Starting from the first home game on October 11th until the last home game on April 6, 2015, the CSNCA’s Sharks telecasts have successfully been broadcast in 4D using Guitammer’s technology. The official public launch of this agreement was November 20th, 2014.

10 - CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. Receivables are stated at the amounts management expects to collect from outstanding balances. Generally, the Company does not require collateral or other security to support contract receivables.

The Company had one major customer for the period ending March 31, 2015 and had no major customers for the period ending March 31, 2014. A major customer is defined as one that purchases ten-percent or more in a reporting period. Net sales for the three months ended March 31, 2015 and 2014 include sales to the following major customer:

Customer	2015	2014
Son-Video.com	10.0%	.6%

We had an accounts receivable balance from Son-Video.com of $16,993 and $0 at March 31, 2015 and December 31, 2014, respectively.

The Company had major suppliers in each of the reporting periods presented. A major supplier is defined as one that provides ten-percent or more of total cost-of-sales in a particular reporting period or has an outstanding account payable balance of ten-percent or more as of the reporting period.

10 - CONCENTRATION OF CREDIT RISK (continued)

	Purchases During 3 Months ending March 31, 2015	Account Payable Percentage at March 31, 2015	Purchases During 3 Months ending March 31, 2014	Account Payable Percentage at December 31, 2014
LFT Manufacturing, LLC	81%	14%	-	16%
Sonavox Canada, Inc.	12%	7%	8%	9%
Actiway Industrial Co.	-	10%	-	12%
Eminence Speaker, LLC	-	33%	89%	35%

11 - RELATED PARTY TRANSACTIONS

One of the Company’s shareholders is also a note holder and a minority shareholder of a major supplier to the Company. This shareholder is a note holder who also owns 2,590,098 shares of the Company’s common stock and is a minority shareholder in Eminence Speaker, LLC, a major supplier to the Company.

On September 12, 2014, Guitammer entered into an agreement with an unrelated third party to organize a joint venture company named LFT Manufacturing that will manufacture and distribute certain Guitammer products. Guitammer and the third party will make capital contributions of $1,000 each to the joint venture company. Guitammer and the third party each have 50% interests in the joint venture company. The joint venture company borrowed from the third party the amount necessary to fund the startup costs to manufacture products, including initial tooling, obtaining factory space, and labor costs. In conjunction with the joint venture, the Company agreed to grant 2,750,000 warrants to purchase common stock of the Company exercisable at $.10 per share upon the completion of certain criteria which the likelihood is less than probable and therefore has not been recorded at March 31, 2015. The company purchased $92,273 of product for the period ending March 31, 2015 and $106,036 of product for the year ended December 31, 2014 from LFT Manufacturing, LLC. The Company accounts for this joint venture as an equity method investment. Under the equity method of accounting, an Investee company’s accounts are not reflected within the Company’s Consolidated Balance Sheets and Consolidated Statements of Income; however, the Company’s share of the earnings or losses of the Investee Company is reflected in the Company’s Consolidated Statements of Income. The Company’s carrying value in an equity method Investee company would be reflected in the Company’s Consolidated Balance Sheets. The Company’s share of earnings was not significant for the period ending March 31, 2015 or the year ending December 31, 2014 and therefore nothing has been recorded in the Company’s Consolidated financial statements.

12 - OTHER ASSETS

Other assets consist of patents and trademarks related to the ButtKicker brand products and technology. The assets are being amortized over 10 years based on the estimated useful lives of the patents and trademarks. Amortization of the intangible assets, which is included in general and administrative expenses, was $1,976 and $1,805 for the periods ended March 31, 2015 and 2014, respectively. The estimated future amortization expense for intangible assets is approximately: $6,000 in 2015, $6,500 in 2016, $4,100 in 2017, $2,400 in 2018 and 2019 and approximately $8,700, thereafter.

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

14 - SUBSEQUENT EVENTS

On May 4, 2015, the Company sold in a private offering to three accredited investors and that are existing shareholders a total of 50,000 shares of its Series A Preferred Stock (Preferred Stock) for $10 per share. The Preferred Stock pays an annual dividend of $.80 cents per share and each share is convertible into 6.67 shares of Common Stock. The Preferred Stock ranks senior to the Common Stock in liquidation.

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

Critical Accounting Policies and Estimates

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” discusses our interim condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these interim condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the interim condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. A summary of our significant accounting policies is included in the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2014.

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

Accounts receivable are uncollateralized customer obligations due under normal trade terms generally requiring payment within 30 days from the invoice date. The Company recorded an allowance of approximately $5,100 and $4,600 at March 31, 2015 and December 31, 2014, respectively.

Inventory

Inventory, consisting of finished goods, is stated at the lower of cost or market. Cost is determined using the weighted average method. Inventory that is determined to be obsolete or not sellable is expensed immediately. The Company recorded a reserve for obsolete items of $10,415 at March 31, 2015, and December 31, 2014.

Revenue Recognition

The Company recognizes revenue from the sale of its products when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed and determinable, and collectability is reasonably assured.

Deferred Revenue

The Company received prepayment for products from some of its customers as the Company requires prepayment before goods are shipped to almost all international customers. As of March 31, 2015 and December 31, 2014 the Company had deferred revenue of $29,777 and $36,899 respectively. The Company recognizes revenue and decreases deferred revenue in accordance with the revenue recognition policy.

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

There were no uncertain tax positions at March 31, 2015 or December 31, 2014, as the Company’s tax positions for open years meet the recognition thresholds of more likely than not to be sustained upon examinations. Tax returns for the years 2011 through 2013 are currently open to examination. Tax returns prior to 2011 are no longer subject to examination by tax authorities.

Shipping and Handling

Shipping and handling costs of approximately $45,000 and $27,000 for the periods ending March 31, 2015 and 2014, respectively, are included in general and administrative expenses in the statements of operations.

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

Three months ended March 31, 2015

All references below to per share and shares of Common Stock of the Company reflect the reorganization.

Results of Operations

Revenue increased $219,296 or 70.5%, to $530,348 for the three months ended March 31, 2015, compared to revenue of $311,052 for the three months ended March 31, 2014. The Company was able to obtain key inventory items due to its relationship with LFT Manufacturing as explained in Note 11 of the financial statements. As a result of having inventory, the Company was able to show significant improvement in revenue in the first quarter of 2015 compared to the first quarter of 2014.

Cost of goods sold increased $120,528, or 72.0%, to $287,991, for the three months ended March 31, 2015, compared to cost of goods sold of $167,463 for the three months ended March 31, 2014. The 72.0% increase in the cost of goods sold for the three months ending March 31, 2014 corresponds closely with the 70.5% increase in revenue for the same time period, but is slightly larger due to variations in the sales mix of products sold as the profit margin for some products are slightly higher than for others.

Gross profit increased by $98,768 or 68.8% to $242,357 for the three months ended March 31, 2015, compared to gross profit of $143,589 for the three months ended March 31, 2014. Our gross margin percentage remained unchanged at approximately 46% for the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

General and administrative expenses increased $76,412 or 17.5%, to $511,957 for the three months ended March 31, 2015, compared to general and administrative expenses of $435,545 for the three months ended March 31, 2014. Significant variations within the general and administrative expenses were as follows:

	March 31, 2015	March 31, 2014	Increase (Decrease)
Payroll and related	$197,524	$158,246	$39,278
Advertising and marketing	81,408	47,275	$34,133
Stock warrant expense	21,900	(11,050)	32,950
Freight and related	49,624	26,950	22,674
Professional fees	84,800	105,149	(20,349)
Repairs and maintenance	87	10,299	(10,212)
License and permits	3,929	10,803	(6,874)
Travel and Entertainment	17,150	23,655	(6,505)
All other general & admin. expenses	55,535	64,218	(8,683)
	$511,957	$435,545	$76,412

Payroll and related expense increased by $39,278 in the three months ended March 31, 2015 compared to the three months ended March 31, 2014, mainly due to cost of stock options issued to company employees in December of 2014 that are being expensed over the 3 year vesting schedule and the increase in officers’ salaries awarded by the Company’s Board in December 2014, effective in 2015.

Advertising and Marketing expense increased by $34,133 in the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The increase is mainly due to television commercial costs associated with the Company’s use of it haptic-tactile broadcast technology for Comcast Sports Net CA’s (“CSNCA”) telecasts of the San Jose Sharks’ home games from the SAP Center in the first quarter of 2015. This increase was partially offset by advertising and marketing activities in the first quarter of 2014 related to its agreement with the National Hot Rod Association (“NHRA”) including an onsite fan experience trailer and television commercials airing on ESPN2.

Stock warrant expense increased by $32,950 in the three months ended March 31, 2015 compared to the three months ended March 31, 2014 due to adjusting the stock warrants liability based on the Black-Scholes valuation model which is used to estimate the fair value of the warrants.

Freight and related expenses increased by $22,674 in the three months ended March 31, 2015 compared to the three months ended March 31, 2014, primarily due to the receipt of finished product from our overseas manufacturer and increased sales where shipping costs are paid by Guitammer during the three months ending March 31, 2015.

Professional fees decreased by $20,349 in the three months ended March 31, 2015 compared to the three months ended March 31, 2014, primarily due to a decrease in stock based consulting expenses related to marketing the Company’s broadcast technology

Repairs and Maintenance expenses decreased by $10,212 in the three months ended March 31, 2015 compared to the three months ended March 31, 2014, primarily due to a no tooling costs in the three months ending March 31,2015 as compared to tooling costs of $10,212 in the three month period ended March 31, 2014.

License and permits expense decreased by $6,874 in the three months ended March 31, 2015 compared to the three months ended March 31, 2014, primarily due to expenses in the three months ending March 31,2014 related to increasing the number of countries where our products are patented and the annual licensing fees for a newly filed low frequency transducer patent.

Travel and entertainment expense decreased by $6,505 in the three months ended March 31, 2015 compared to the three months ended March 31, 2014, primarily due to the increase in Guitammer personnel travel costs related to the use of the Company’s broadcast technology by the NHRA in the first quarter of 2014 as compared to lower travel costs incurred for the CSNCA / San Jose Sharks broadcasts in the first quarter of 2015.

Research and development expenses decreased by $10,782 to $0 the three months ended March 31, 2015, compared to $10,782 for the three months ended March 31, 2014. In the first quarter of 2014, research and development expense was incurred in the further development of sensors for use with haptic-tactile broadcast technology for the NHRA telecasts on ESPN2. There were no research and development expenses incurred by the Company in the first quarter of 2015.

Loss from operations decreased by $33,138 or 11% for the three months ended March 31, 2015 to $269,600 as compared to $302,738 for the three months ended March 31, 2014. The decrease was caused by the increase in gross profit and the decrease in research and development expense, partially offset by the increase in general and administrative expenses as explained above.

Interest expense increased $48,078 or 92.1%, to $100,278 for the three months ended March 31, 2015, compared to interest expense of $52,200 for the three months ended March 31, 2014. The increase was due primarily to an increase in interest rate charged on a loan to 25% that was previously 12% due to a provision in the loan agreement and a full three months of interest expense being shown for the three months ended March 31, 2015 on additional debt incurred on January 27, 2014.

Our net loss increased $14,941 or 4.2% for the three months ended March 31, 2015. We had net a loss of $369,878 (or basic and diluted net loss per share of $0.004) for the three months ended March 31, 2015, compared to net loss of $354,937 (or basic and diluted net loss per share of $0.005) for the three months ended March 31, 2014. The increase was caused primarily by the increases general and administrative expense and interest expense, partially offset by the increase in gross profit and the decrease professional fees, travel and in research and development expense.

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

	March 31,	March 31,
	2015	2014
Net Loss	$(369,878)	$(354,937)
Adjustments
Interest expense	100,278	52,200
Depreciation and patent amortization	9,031	12,762
Taxes	-	-
EBITDA	(260,569)	(289,975)
Less non-cash expenses from:
Stock warrant expense	21,900	(11,050)
Payment of stock and warrants to consultants	8,500	28,250
Employee stock options expense	55,173	35,868
Adjusted EBITDA	$(174,996)	$(236,907)

EBITDA increased $29,406 or 10.1% to $(260,569) for the three months ended March 31, 2015, compared to EBITDA of $(289,975) for the three months ended March 31, 2014. The increase in first quarter 2015 EBITDA was primarily caused by the increase in revenue and gross profit, the decrease in research and development expense offset partially by increase in general and administrative expenses.

Adjusted EBITDA, increased $61,911 or 26.1% to $(174,996) for period ended March 31, 2015, compared to Adjusted EBITDA, of $(236,907) for the period ended March 31, 2014. Adjusted EBITDA increased from the prior year primarily due to higher revenue and gross profit, partially offset by increased administrative expenses in the period ended March 31, 2015, compared to the period ended March 31, 2014.

Liquidity and Capital Resources

Total current assets were $261,160 as of March 31, 2015, consisting of cash of $28,132, net accounts receivable of $43,015, inventory of $189,882 and prepaid and other current assets of $131. Current assets decreased by $141,518 or 35% compared to current assets of $402,678 as of December 31, 2014 due to the decrease in inventory of $171,341, and the timing of replenishing the depleted inventory and was partially offset by an increase in cash of $11,947 and an increase in accounts receivable of $17,876.

Total current liabilities were $3,188,942 as of March 31, 2015, consisting of accounts payable of $915,141, accrued expenses of $484,802, current maturities of long-term debt of $1,719,699, deferred revenue of $29,777 and line of credit of $39,523. Current liabilities increased by $491,490 or 18.2% compared to current liabilities of $2,697,452 as of December 31, 2014 mainly due to the increases in current maturities of long-term debt and accounts payable.

The working capital deficit increased by $633,008 or 27.6% to $2,927,782 for the three months ending March 31, 2015 compared to the working capital deficit of $2,294,774 at December 31, 2014.

Cash Flows During the three Months Ended March 31, 2015

During the three months ended March 31, 2015 we had a net increase in cash and cash equivalents of $11,947 primarily consisting of net cash provided by operating activities of $37,493 partially offset by net cash used in by financing activities of $23,106 and net cash used in investing activities of $2,440.

Net cash provided by operating activities was $37,493 for the three months ended March 31, 2015, consisting of an increase in: accounts payable and accrued expenses of 157,172 and accounts receivable of $17,876 and decreases in: inventory of $171,341, and deferred revenue of $7,122. These changes were reduced by net loss of $369,878 which had adjustments for depreciation and patent amortization of $9,031, amortization of deferred financing fees of $6,836, amortization of debt discount of $2,417 employee stock options of $55,172, stock and warrants issued for services of $8,500, and the increase in fair value of warrant liability of $21,900.

Net Cash used in investing activities was $2,440 for the three months ended March 31, 2015 for the purchases of intangible assets.

Net cash used in financing activities was $23,106 for the three months ended March 31, 2015, consisting of payment of debt of $23,106.

 In order to meet current consumer product backlog and anticipated orders, the Company also expects to need approximately $2,000,000 of cash to purchase inventory in the next 12 months. The Company expects to generate these funds from operations with any deficit to be funded through capital raises. We estimate that for the next 12 months we will also need approximately $840,000 for debt service. The Company expects to be able to re-term the other approximately $880,000 of debt within the next year.

The Company historically has incurred net losses, negative cash flows from operating activities, and has an accumulated deficit of approximately $10,955,000 at March 31, 2015. In addition, at March 31, 2015 the Company had a cash balance of approximately $28,000 and working capital deficiency of approximately $2,927,782. In both the near and long term, without additional financing, the Company is and will be in an illiquid position. The Company received cash through the sales of Common Stock and warrants to purchase Common Stock in the amount of $150,000 in the third quarter of 2011, $250,000 in the fourth quarter of 2011, $375,000 in the first quarter of 2012, $770,000 in the second quarter of 2012, $540,000 in the third quarter of 2012, $250,000 in the first quarter of 2013, $675,000 in the second quarter of 2013, $175,000 in the third quarter of 2013, $150,000 in the fourth quarter of 2013, $237,125 in the third quarter of 2014, and an additional $172,400 in the fourth quarter of 2014. The Company believes that the receipt of additional equity will enable it to purchase adequate inventory to meet its existing sales demand and to be able to increase sales through advertising and marketing related activities. There is no assurance that the Company will have any additional sales of stock or that the Company will be able to become operationally cash flow positive.

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

In July and again in September, 2014, the Company reopened the Private Placement Memorandum (PPM) and reduced the exercise price of the Company’s outstanding warrants to purchase its common stock to $0.10 per share, for any of the Company’s outstanding warrants with an exercise price greater than $0.15 per share, solely during the capital raising period. The Company raised $409,525 through the exercise of warrants by current stock holders through the reopening of the PPM.

We believe the combination of the Company’s recent successful implementation of its haptic-tactile broadcast technology, availability of inventory for sale and its sales and marketing efforts will increase revenue, gross profit and cash flows.

On May 5 of 2015, the Company was able to secure $500,000 of financing as shown in Note 14 to the financial statements. At this time, we have not secured any additional financing. We do not have any commitments for additional capital from third parties or from our officers or directors or any of our shareholders to supplement our operations or provide us with financing in the future. There can be no assurance that additional capital will be available to us, or that, if available, it will be on terms satisfactory to us. If we are unable to increase revenues from operations, to raise additional capital from conventional sources and/or additional sales of stock by July of 2015, we may be forced to curtail or cease our operations. These factors raise substantial doubt in our ability to continue as a going concern. Our financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. There is substantial doubt that we can continue as a going concern for the next 12 months unless additional funding is secured by the Company.

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

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including Mark Luden, the Company's Chief Executive Officer ("CEO") and Richard Conn, the Company's Chief Financial Officer ("CFO") (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2015 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure, due to the material weaknesses described below.

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

Changes in Internal Controls

During the three months ended March 31, 2015, there were no significant changes in internal controls of the Company, or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the year ended December 31, 2014, warrants were exercised for the purchase of 4,407,750 shares; 312,500 of the warrants were exercised at a price of $.005 per share and 4,095,250 of the warrants were exercised at a price of $.10 per share.

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

Exhibit No.	Date of Document	Name of Document
2.0*	May 17, 2011	Agreement and Plan of Reorganization
3.0*	March 3, 1990	Articles of Incorporation of Guitammer-Ohio
3.1*	June 6, 2005	Certificate of Amendment of Guitammer- Ohio
3.2*	June 17, 2005	Certificate of Amendment of Guitammer- Ohio
3.3*		Code of Regulations of Guitammer - Ohio
3.4*	May 17, 2011	Articles of Incorporation of Guitammer- Nevada
3.4A ^^*	March 25, 2015	Amendment to Articles of Incorporation, filed March 25, 2015
3.4B ^^*	May 6, 2015	Amendment to Articles of Incorporation, filed March 25, 2015
3.5*		Bylaws of Guitammer - Nevada
4.0*	Sept. 30, 1999	1999 Non-Qualified Stock Option Plan, as amended
4.1*		Form of Option Agreement

4.2*	June 17, 2005	2005 Amendment to1999 Non-Qualified Stock Option Plan
4.3**	July 14, 2011	Form of Warrant issued to The Walter J. Doyle Trust
4.4**	July 14, 2011	Form of Warrant issued to Standard Energy Company
10. 1*	Nov. 1, 2002	Richard B. Luden $82,000 Note
10.1A#	Dec 21, 2011	Richard Luden Conversion Agreement 82K
10. 2*	May 13, 2005	Note Purchase Agreement—Walter Doyle, John O. Huston and Eric Roy
10. 3*	Sept.1, 2007	First Amendment To Note Purchase Agreement—Walter Doyle, John O. Huston and Eric Roy
10. 4*	May 13, 2005	Walter J. Doyle $150,000 Note
10.4A*	September 1, 2007	Amended and Restated Walter Doyle Note
10.4B###	January 31, 2012	Walter Doyle 150k Jan 31 2012 Note Conversion Agreement
10. 5*	May 13, 2005	Eric Roy $100,000 Note
10.5A*	March 28, 2011	Agreement to Convert An Existing Note—Eric P. Roy
10.5B*	September 1, 2007	Eric Roy 9.4 Stock Options on 100K 0901207note
10.5C*	May 13, 2005	Eric Roy 16 stock options 05132005
10.5D*	May 13, 2006	Eric Roy 16 Stock options 05132006
10.5E*	September 1, 2007	Amended and Restated Eric Roy Note
10.5F###	January 31, 2012	Eric Roy Jan 31 2012 Note Conversion Agreement
10. 6*	May 13, 2005	John O. Huston $50,000 Promissory Note
10.6A*	September 1, 2007	John O. Huston 4.7 Stock options 09012007
10.6B*	May 13, 2005	John O. Huston 8 Stock Options 05132005
10.6C*	May 13, 2006	John O. Huston 8 Stock Options 05132006
10.6D*	September 1, 2007	Amended and Restated John O. Huston Promissory Note
10.6E###	January 31, 2012	John Huston Jan 31 2012 Note Conversion Agreement
10.7*	June 29, 2005	Note Purchase Agreement—Walter Doyle, Andrea L. Levenson and Gust Van Sant

10.8*	September 1, 2007	First Amendment To Note Purchase Agreement—Walter Doyle, Andrea L. Levenson and Gust Van Sant
10.9*	June 29, 2005	Walter J. Doyle $50,000 Promissory Note
10.9A*	September 1, 2007	Amended and Restated Walter Doyle Note
10.9B###	January 31, 2012	Walter Doyle 50K Jan 31 2012 Note Conversion Agreement
10.10*	June 29, 2005	Andrea Lerner Levenson $50,000 Promissory Note
10.10A*	September 1, 2007	Andrea Lerner Levenson 4.7 Stock Options on 50K 09012007 note
10.10B*	June 29, 2006	Andrea Lerner Levenson 8 stock options 6292006
10.10C*	June 29, 2005	Andrea Lerner Levenson 8 stock options 06292005
10.10D*	September 1, 2007	Amended and Restated Andrea L. Levenson Promissory Note
10.10E###	January 31, 2012	Andrea Levenson Jan 31 2012 Note Conversion Agreement
10.11*	June 29, 2005	Gust Van Sant $50,000 Promissory Note
10.11A*	September 1, 2007	Gust Van Sant 4.7 Stock Options on 50K 09012007 note
10.11B*	June 29, 2005	Gust Van Sant 8 Stock Options 06292005
10.11C*	June 29, 2006	Gust Van Sant 8 Stock Options 06292006
10.11D*	September 1, 2007	Amended and Restated Gust Van Sant Promissory Note
10.11E###	January 31, 2012	Gus Van Sant Jan 31 2012 Note Conversion Agreement
10.12*	July 19, 2005	Promissory Note --Opal Private Equity Fund, LP
10.12A*	September 1, 2007	Opal Private Equity Stock Warrants on 100K note
10.12B*	July 19, 2005	Opal 16 Stock Warrants 07192005
10.12C*	July 19, 2006	Opal 16 Stock Warrants 07192006
10.12D*	September 1, 2007	Amended and Restated Opal Promissory Note
10.13*	September 1, 2007	First Amendment To Note Purchase Agreement--Opal Private Equity Fund, LP
10.14*	July 19, 2005	Opal Private Equity Fund, LP $100,000 Note Purchase agreement
10.15*	July 3, 2005	Forest Capital $250,000 Working Capital Loan and Consulting Agreement

10.15A*	January 1, 2010	Forest Capital 214.7 options 01012010
10.15B#	December 21, 2011	Forest Capital Amended loan agreement 150k
10.15C##	February 1, 2012	Addendum to Conversion and Amended Loan Agreement with Forest Capital
10.15D&&	December 21, 2011	Forest Capital Conversion Agreement 250K
10.15E+&+	January 31, 2014	Forest Capital $150,000 Second Restated Promissory Note Rev 01272014
10.16*	May 5, 2003	Thelma Gault $800,000 Loan and Option Agreement
10.17*	January 31, 2008	First Amendment To Thelma Gault $800,000 Loan Agreement
10.18*	February 28, 2009	Second Amendment To Thelma Gault $800,000 Loan Agreement
10.19*	January 31, 2008	Thelma Gault $800,000 Amended and Restated Promissory Note
10.20*	November 18, 2010	Thelma Gault Subordination Agreement 1st Lien carve out
10.21*	March 9, 2009	Credit Facilitation Agreement—Walter J. Doyle Trust and Julie E. Jacobs Trust
10.21A*	February 26, 2009	Merrill Lynch Loan Application and acceptance
10.21B*	March 2009	Merrill Lynch Loan agreement
10.21C*	December 1, 2009	Revised Merrill Lynch Loan agreement
10.21D&&	December 21, 2011	Jacobs Trust Fee conversion agreement on 200k loan
10.21E&&	December 21, 2011	Doyle Trust Fee Conversion Agreement on 200k loan
10.22*	April 25, 2008	Ohio Innovation Loan Agreement
10.23*	April 25, 2008	Ohio Innovation Loan Security Agreement
10.24*	September 11, 2008	Ohio Innovation Loan Modification Agreement
10.24A*	September 17, 2009	Ohio Innovation Loan Modification Agreement 2nd mod
10.24B*	November 24, 2010	Ohio Innovation Loan Modification Agreement 3rd mod
10.24C -@-	December 1, 2012	Ohio Innovation Loan Modification Agreement 4th Mod

10.24D -@-	December 1, 2012	Ohio Innovation Loan Modification Agreement 5th Mod
10.25*	November 29, 2010	Ohio Innovation Loan Subordination Agreement
10.25A*	April 25, 2008	Ohio Innovation Loan Intercreditor agreement
10.25B*	April 25, 2008	Ohio Innovation Loan Cognovit promissory note
10.26*	April 7, 2010	Julie E. Jacobs Trust $100,000 Loan Agreement
10.26A#	December 21, 2011	Jacobs Trust Interest Conversion Agreement on 100K loan
10.26B#	December 21, 2011	Jacobs Trust Amended loan agreement 100K loan
10.26C+&+	January 31, 2014	Jacobs Trust $100,000 Second Restated Promissory Note Rev 01272014
10.27*	October 4, 2010	Amendment To Julie E. Jacobs Trust $100,000 Loan Agreement
10.28*	January 11, 2011	Joseph Albert $100,000 Convertible Promissory Note
10.29*	January 11, 2011	Joseph Albert $100,000 Convertible Promissory Note Extension Agreement
10.29B&&&	June 8, 2012	Joseph Albert Note Conversion Agreement
10.30*		Joseph Albert 50,000 Common Stock Purchase Warrants
10.30A*		Joseph Albert 100,000 Common Stock Purchase Warrants
10.30B&&&	June 8, 2012	Joseph Albert 150,000 Common Stock purchase Warrants
10.31*	October 5, 2010	Standard Energy Company $100,000 Loan Agreement and Promissory Note
10.31A#	December 21, 2011	Standard Energy Note Conversion Agreement
10.31B##	February 1, 2012	Addendum to Note Conversion Agreements with Standard Energy Company
10.32*	October 11, 2010	Doyle Trust $25,000 Promissory Note
10.32A*	October 5, 2010	Doyle Trust $25,000 Loan Agreement
10.32B##	February 1, 2012	Addendum to Note Conversion Agreements with The Walter J. Doyle Trust

10.32C&&	December 21, 2011	Doyle Trust Note Conversion Agreement 25K
10.33*	November 12, 2010	Walter J. Doyle Trust and Julie E. Jacobs Trust Inventory Financing Agreement
10.33A*	November 12, 2010	Jacobs Trust Stock 82.8 Options
10.34*	November 12, 2010	Walter J. Doyle Trust $150,000 Promissory Note
10.34A#	December 21, 2011	Doyle Trust Conversion Agreement 150K
10.34B##	February 1, 2012	Addendum to Note Conversion Agreements with The Walter J. Doyle Trust
10.35*	November 12, 2010	Standard Energy Company $150,000 Promissory Note
10.35A#	December 21, 2011	Standard Energy Note Conversion Agreement 100k
10.35B##	February 1, 2012	Addendum to Note Conversion Agreements with Standard Energy Company
10.36*	February 2, 2011	Robison Note Extension Agreement
10.36A*	July 10, 2010	Robison original promissory note
10.37*	February 2, 2011	Robison $50,000 Convertible Promissory Note
10.37A&&&	June 22, 2012	Robison Note Conversion agreement
10.38*		Robison Common Stock Purchase Warrants for 50,000 shares and 25,000 shares
10.38A&&&	June 22, 2012	Robison Common Stock Purchase Warrants for 75,000 shares
10.39*	February 24, 2011	Carl A. Generes $35,000 Promissory Note
10.40*	July 13, 2009	Lease Modification Agreement
10.40A*	January 18, 2006	Lease Agreement – original
10.40B **	April 10, 2008	First Lease Agreement Amendment
10.40C***	August 11, 2011	(Second) Lease Modification Agreement
10.41&&	November 16, 2011	Watters Agreement November 2011

10.41A ****	February 9, 2012	Extension to Watters agreement January to March 2012
10.42&&	December 5, 2011	Jeff Paltrow dba Litehouse Capital Contractual Agreement December 2011
10.43&&	December 19, 2012	Cervelle Group marketing Agreement December 2011
10.44****	February 10, 2012	Ertman agreement January to March 2012
10.46+&+	January 31, 2014	Walter Doyle Trust $50,000 Promissory Note 01272014
10.47+&+	January 31, 2014	Julie Jacobs Trust $50,000 Promissory Note 01272014
10.48A@@	September 12, 2014	LFT Manufacturing Operating Agreement
10.48B@@	September 12, 2014	Warrant agreement for consideration with LFT Manufacturing Operating Agreement
10.49@@	August 29, 2014	Letter Agreement Regarding Technology Initiative with Guitammer, San Jose Sharks, Comcast SportsNet Bay area and Comcast SportsNet Ca.
21.1*		List of Subsidiaries of the Registrant
31.1%%		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2%%		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1%%		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2%%		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

______________

*	Filed with the SEC on July 8, 2011 as Exhibits to Amendment No. 1 to the Company’s Form 10 Registration Statement and are incorporated herein by reference.
**	Filed with the SEC on July 28, 2011 as Exhibits to Amendment No. 2 to the Company’s Form 10 Registration Statement and are incorporated herein by reference.
***	Filed with the SEC on August 12, 2011 as Exhibit to Amendment No. 3 to the Company’s Form 10 Registration Statement and is incorporated herein by reference.
#	Filed with the SEC on December 23, 2011 as Exhibits to Form 8K
##	Filed with the SEC on February 2, 2012 as Exhibits to Form 8K
###	Filed with the SEC on February 6, 2012 as Exhibits to Form 8K

&&	Filed with the SEC on April 6, 2012 as Exhibits to Form 10K
****	Filed with the SEC on May 15, 2012 as Exhibits to Form 10Q
&&&	Filed with the SEC on August 13, 2012.
+&+	Filed with the SEC on January 31, 2014 as Exhibits to Form 8-K.
-@-	Filed with the SEC on March 14, 2014as Exhibits to Form 10K
@@	Filed with SEC on November 14, 2014 as Exhibits to Form 10Q
^^*	File with the SEC on May 6, 2015 as Exhibits to Form 8-K
%%	Filed with the SEC herewith.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Guitammer Company
(Registrant)

Date: May 14, 2015	By:	/s/ Richard E. Conn
Richard E. Conn

