Form 10-Q
period 2015-06-30
Guitammer Co
filed 2015-08-13
CIK 1334126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 000-54331

THE GUITAMMER COMPANY
(Exact name of registrant as specified in its charter)

Nevada	61-1650777
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6117 Maxtown Road, Westerville, OH	43082
(Address of principal executive offices)	(Zip Code)

(614) 898-9370

(Registrant's telephone number, including area code)

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

As of August 12, 2015, 83,100,498 shares of Common Stock and 50,000 shares of Preferred Stock were outstanding.

The Guitammer Company

THE GUITAMMER COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)
	June 30,	December 31,
	2015	2014
ASSETS
Current assets
Cash and cash equivalents	$150,586	$16,185
Accounts receivable, net	35,108	25,139
Inventory	139,793	361,223
Prepaid expenses and other current assets	37,666	131
Total current assets	363,153	402,678

Property and equipment, net	50,062	64,173
Deferred financing costs, net	11,399	25,066
Other assets	28,217	29,729
Investment in affiliate	26,066	-
Total Assets	$478,897	$521,646

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Line of credit	$39,523	$39,523
Accounts payable	731,715	853,933
Accrued expenses	492,059	366,938
Deferred revenue	29,292	36,899
Current portion of long-term debt - related parties	949,592	604,529
Current portion of long-term debt - non-related parties	749,028	795,630
Total current liabilities	2,991,209	2,697,452

Long-term debt, net of current portion - related parties	-	340,229
Long-term debt, net of current portion - non related parties	-	-
Total Liabilites	2,991,209	3,037,681

Commitments	-	-

Stockholders' deficit
Common stock, par value of $.001, 200,000,000 shares authorized; 83,100,498 and 83,000,498 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	83,101	83,001
Preferred stock, par value of $.001, 1,000,000 shares authorized; 50,000 and 0 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	50	-
Additional paid-in capital	8,600,507	7,985,860
Accumulated deficit	(11,195,970)	(10,584,896)
Total Stockholders' deficit	(2,512,312)	(2,516,035)
Total Liabilities and Stockholders' deficit	$478,897	$521,646

See accompanying Notes to Condensed Consolidated Financial Statements.

THE GUITAMMER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Total revenue	$351,256	$183,850	$881,604	$494,902

Cost of goods sold	177,602	98,518	465,593	265,980
Gross profit	173,654	85,332	416,011	228,922

Operating expenses
General and administrative	376,606	305,836	888,563	741,381
Research and development	1,575	-	1,575	10,782
	378,181	305,836	890,138	752,163

Loss from operations	(204,527)	(220,504)	(474,127)	(523,241)

Other income (expense)
Investment Income	26,066	-	26,066	-
Net Interest income (expense)	(56,487)	(54,672)	(156,766)	(106,872)
	(30,421)	(54,672)	(130,700)	(106,872)

Loss before provision for income taxes	(234,948)	(275,176)	(604,827)	(630,113)

Provision for income taxes	-	-	-	-
Loss before dividends on preferred stock	(234,948)	(275,176)	(604,827)	(630,113)

Dividends - preferred stock	(6,247)	-	(6,247)	-

Net loss available to common stockholders	$(241,195)	$(275,176)	$(611,074)	$(630,113)

Basic and diluted loss per common share	$(0.003)	$(0.004)	$(0.007)	$(0.008)

Basic and diluted weighted average common shares outstanding	83,100,498	78,215,688	83,059,614	78,122,444

See accompanying Notes to Condensed Consolidated Financial Statements.

THE GUITAMMER COMPANY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

SIX MONTHS ENDED JUNE 30, 2015 AND YEAR ENDED DECEMBER 31, 2014

(UNAUDITED)

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, January 1, 2014	77,905,248	$77,906	$-	$-	$7,253,730	$(9,206,795)	$(1,875,159)

Warrants issued for debt issuance and to revise debt agreements to include accrued interest	-	-	-	-	32,208	-	32,208

Employee stock option compensation	-	-	-	-	203,567	-	203,567

Common stock and warrants issued for services	687,500	687	-	-	89,675	-	90,362

Options/warrants exercised for common stock purchase	4,407,750	4,408	-	-	406,680	-	411,088

Net loss						$(1,378,101)	(1,378,101)
Balance, December 31, 2014	83,000,498	$83,001	$-	$-	$7,985,860	$(10,584,896)	$(2,516,035)

Employee stock option compensation	-	-	-	-	106,297	-	106,297

Common stock issued for services	100,000	100	-	-	8,400	-	8,500

Preferred stock issuance	-	-	50,000	50	499,950	-	500,000

Dividends - preferred stock	-	-	-	-	-	(6,247)	(6,247)

Net loss before divendends on preferred stock						$(604,827)	(604,827)
Balance, June 30, 2015	83,100,498	$83,101	$50,000	$50	$8,600,507	$(11,195,970)	$(2,512,312)

See accompanying Notes to Condensed Consolidated Financial Statements.

THE GUITAMMER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30,
	2015	2014
Cash flows from operating activities
Net loss before dividends on preferred stock	$(604,827)	$(630,113)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and patent amortization	18,063	24,294
Amortization of deferred financing fees	13,667	13,367
Amortization of debt discount	4,834	4,089
Employee stock options	106,297	71,736
Stock and warrants issued for services	8,500	56,250
Investment in affiliate	(26,066)	-
Change in fair value of warrant liability	8,177	(57,584)

Changes in assets and liabilities
Accounts receivable	(9,969)	28,059
Inventory, net	221,430	120,672
Prepaid expenses	(37,535)	3,111
Accounts payable and accrued expenses	(11,521)	173,927
Deferred revenue	(7,607)	(13,608)
Net cash used in operating activities	(316,557)	(205,800)

Cash flows from investing activities
Purchase of intangible assets	(2,440)	(16,552)
Proceeds on sale of property and equipment	-	29,577
Purchase of property and equipment	-	(433)
Net cash (used in) provided by investing activities	(2,440)	12,592

Cash flows from financing activities
Proceeds from options and warrants exercised	-	1,563
Proceeds from private offering of preferred stock	500,000	-
Proceeds from debt	-	100,000
Payment of debt	(46,602)	(29,289)
Net cash provided by financing activities	453,398	72,274

Net increase (decrease) in cash and cash equivalents	134,401	(120,934)
Cash and cash equivalents, beginning of period	16,185	140,231
Cash and cash equivalents, end of period	$150,586	$19,297

Supplemental disclosure of cash flow information
Cash paid during the period for
Interest	$48,482	$53,070
Income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities
Accrued preferred stock dividends	$6,247	$-
Accrued interest converted to debt	$-	$20,178
Issuance of common stock or warrants for professional services	$8,500	$56,250
Issuance of warrants for debt modification	$-	$13,464
Issuance of warrants for debt discount	$-	$18,745

See accompanying Notes to Condensed Consolidated Financial Statements.

1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

The financial information presented represents The Guitammer Company (the "Company") originally incorporated on March 6, 1990, under the laws of the State of Ohio, and then re-domiciled to Nevada on May 18, 2011.

In April 2011, the Board of Directors approved a resolution to create a holding company to own 100% of the Ohio Company ("Guitammer-Ohio"). The holding company is incorporated in the State of Nevada and has 200 million authorized common shares. Existing shareholders of Guitammer-Ohio received 31,206 shares in the holding company for each share they owned, resulting in a total of 50,001,374 shares of Common Stock, of Guitammer-Nevada evidencing the same proportional interest in Guitammer-Nevada as they held in Guitammer-Ohio. The per share numbers and the per share amounts in the financial statements and the notes to the financial statements reflect the retroactive application of our stock split.

The Company is involved in the design and distribution of a low frequency audio transducer branded as the original ButtKicker products. The Company, headquartered in Ohio, sells products internationally.

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

Accounts receivable are uncollateralized customer obligations due under normal trade terms generally requiring payment within 30 days from the invoice date. The Company recorded an allowance of $5,073 and $4,598 at June 30, 2015 and December 31, 2014, respectively.

Inventory

Inventory, consisting of finished goods, is stated at the lower of cost or market. Cost is determined using the weighted average method. Inventory that is determined to be obsolete or not sellable is expensed immediately. The Company recorded a reserve for obsolete items of $10,415 at June 30, 2015 and December 31, 2014.

Property and Equipment, net

Property and equipment are recorded at cost less accumulated depreciation. Expenditures for major additions and improvements are capitalized, while minor replacements, maintenance, and repairs and maintenance are charged to expense as incurred. Leasehold improvements are amortized over the shorter of the assets' economic lives or the lease term. Depreciation is provided using the straight-line method over the estimated useful lives of the assets as follows:

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

Deferred Revenue

The Company received prepayment for products from some of its customers as the Company requires prepayment before goods are shipped to all international customers. As of June 30, 2015 and December 31, 2014, the Company had deferred revenue of $29,292 and $36,899, respectively. The Company recognizes revenue and decreases deferred revenue in accordance with the revenue recognition policy.

Income Taxes

Prior to the creation of the Nevada holding company formed on May 18, 2011, the Company had elected S Corporation status for Federal and Ohio state income tax purposes. Under these elections, the Company's taxable income was included on the stockholders individual income tax returns, and the Company made no provision for Federal and State income tax. Effective with the Company redomiciling to Nevada on May 18, 2011, the Company elected C Corporation status for both Federal and State income tax purposes.

There were no uncertain tax positions at June 30, 2015 or December 31, 2014, as the Company's tax positions for open years meet the recognition thresholds of more likely than not to be sustained upon examinations. When necessary, the Company would accrue penalties and interest related to unrecognized tax benefits as a component of income tax expense. Tax returns for the years 2011 through 2013 are currently open to examination. Tax returns prior to 2011 are no longer subject to examination by tax authorities.

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

Level 1 - quoted prices for identical instruments in active markets;

Level 2 - quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model derived valuations in which significant inputs and significant value drivers are observable in active markets; and

Level 3 - fair value measurements derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The carrying amount reported in the balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of the long term debt and revolving line of credit at June 30, 2015 and December 31, 2014 approximated the carrying amount based on interest rates that were close to market rates or being close to maturity and were determined on a Level 2 measurement.

The Black-Scholes valuation model is used to estimate the fair value of the warrants. The significant assumptions considered by the model were the remaining term of the warrants, the fair value per share stock price of $.11 and $.07, a risk free treasury rate for .05 to 2.17 years and .50 to 2.75 years of .010% to .702% and .120% to .993% at June 30, 2015 and December 31, 2014, respectively and an expected volatility of 60%. At June 30, 2015 and December 31, 2014, the fair value of warrants were determined on a Level 2 measurement.

Advertising

Costs of advertising and marketing are expensed as incurred including the cost of making commercials. Advertising and marketing costs were $94,401 and $58,518 for the six months ending June 30, 2015 and 2014, respectively.

Shipping and Handling

Shipping and handling costs of approximately $64,090 and $43,000 for the six months ending June 30, 2015 and 2014, respectively, are included in general and administrative expenses in the statements of operations.

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

	June 30,	December 31,
	2015	2014
Potentially dilutive securities:
Outstanding time-based stock options	43,462,561	44,211,505
Outstanding time-based warrants	11,918,408	15,000,908

1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock Based Compensation

Share-based compensation is measured as the fair value of the award at its grant date based on the estimated number of awards that are expected to vest and is recorded over a defined service period. Compensation expense is recognized based on the estimated grant date fair value method using a Black-Scholes valuation model. It is the Company's policy to recognize expense using the straight-line method over the vesting period.

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

For a public entity, the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. We are currently assessing the impact this standard will have on the Company's consolidated financial statements or required disclosures.

1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In June, 2014, the FASB issued Accounting Standards Update No. 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The issue is the result of a consensus of the FASB Emerging Issues Task Force (EITF). The amendments in the ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718, Compensation - Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. The performance target should not be reflected in estimating the grant-date fair value of the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. Entities may apply the amendments in this ASU either: (a) prospectively to all awards granted or modified after the effective date; or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this ASU as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. In addition, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. We are currently assessing the impact this standard will have on the Company's consolidated financial statements or required disclosures.

In August, 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. ASU 2014-15 is intended to define management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures. Under Generally Accepted Accounting Principles (GAAP), financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting. The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. Currently, GAAP lacks guidance about management's responsibility to evaluate whether there is substantial doubt about the organization's ability to continue as a going concern or to provide related footnote disclosures. This ASU provides guidance to an organization's management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. We are currently assessing the impact this standard will have on the Company's consolidated financial statements or required disclosures.

1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In November, 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity. The amendments in this ASU do not change the current criteria in U.S. GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. The amendments clarify how current U.S. GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, the amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract. Furthermore, the amendments clarify that no single term or feature would necessarily determine the economic characteristics and risks of the host contract. Rather, the nature of the host contract depends upon the economic characteristics and risks of the entire hybrid financial instrument. The amendments in this ASU also clarify that, in evaluating the nature of a host contract, an entity should assess the substance of the relevant terms and features (i.e., the relative strength of the debt-like or equity-like terms and features given the facts and circumstances) when considering how to weight those terms and features. Specifically, the assessment of the substance of the relevant terms and features should incorporate a consideration of: (1) the characteristics of the terms and features themselves (for example, contingent versus noncontingent, in-the-money versus out-of-the-money); (2) the circumstances under which the hybrid financial instrument was issued or acquired (e.g., issuer-specific characteristics, such as whether the issuer is thinly capitalized or profitable and well-capitalized); and (3) the potential outcomes of the hybrid financial instrument (e.g., the instrument may be settled by the issuer issuing a fixed number of shares, the instrument may be settled by the issuer transferring a specified amount of cash, or the instrument may remain legal-form equity), as well as the likelihood of those potential outcomes. The amendments in this ASU apply to all entities that are issuers of, or investors in, hybrid financial instruments that are issued in the form of a share. The amendments in this ASU are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. For all other entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Early adoption, including adoption in an interim period, is permitted. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The effects of initially adopting the amendments in this ASU should be applied on a modified retrospective basis to existing hybrid financial instruments issued in the form of a share as of the beginning of the fiscal year for which the amendments are effective. Retrospective application is permitted to all relevant prior periods. We are currently assessing the impact this standard will have on the Company's consolidated financial statements or required disclosures.

1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In April, 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. For public business entities, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Early adoption of the amendments is permitted for financial statements that have not been previously issued. The amendments should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (i.e., debt issuance cost asset and the debt liability). We are currently assessing the impact this standard will have on the Company's consolidated financial statements or required disclosures.

In July of 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. Topic 330, Inventory, currently requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. The amendments do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments in this Update more closely align the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards.

For public business entities, the amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. We are currently assessing the impact this standard will have on the Company's consolidated financial statements or required disclosures.

2 - GOING CONCERN

The Company has incurred net losses, negative cash flows from operating activities, and has an accumulated deficit of approximately $11,196,000 at June 30, 2015. In addition, at June 30, 2015 the Company had a cash balance of approximately $150,600 and working capital deficiency of approximately $2,628,000. The Company has relied upon cash from its financing activities to fund its ongoing operations as it has not been able to generate sufficient cash from its operating activities in the past and there is no assurance it will be able to do so in the future. Unless the Company can obtain additional cash resources, these factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

3 - PROPERTY AND EQUIPMENT, NET

	June 30,	December 31,
	2015	2014
Equipment and electronics	$175,876	$175,876
Furniture and fixtures	20,257	20,257
Leasehold improvements	12,313	12,313
	208,446	208,446

Less accumulated depreciation	(158,384)	(144,273)
Property and equipment, net	$50,062	$64,173

Depreciation expense for the three month period and six month periods ended June 30, 2015 was $7,055 and $14,111 respectively. Depreciation expense for the three month period and six month periods ended June 30, 2014 was $9,370 and $20,326 respectively.

4 - DEFERRED FINANCING COSTS, NET

	June 30,	December 31,
	2015	2014
Deferred financing costs	$153,454	$153,454
Less Accumulated Amortization	(142,055)	(128,388)
Deferred financing costs, net	$11,399	$25,066

Amortization expense for deferred financing costs for the periods ended June 30, 2015 and 2014 was $13,667 and $13,367, respectively. In January 2014, the notes payable to Forest Capital for $150,000 and the Julie Jacobs Trust for $100,000 were modified extending the maturity date by two years and the unpaid interest on each of these notes was added to the loan balance. As an inducement to extend the notes term and add the interest due and unpaid interest to the notes balance, the Company issued 324,000 warrants to Forest Capital and 216,000 warrants to the Julie Jacobs Trust. The cost of the warrants was valued at $13,464 using the Black Scholes valuation model and was added to deferred financing costs and is being amortized over the remaining life of the loan.

5 - LINE OF CREDIT

The Company has entered into an unsecured line of credit arrangement with Key Bank, which carries a maximum possible loan balance of $40,000 at an annual interest rate of 6.25% and is due on demand. As of June 30, 2015 and December 31, 2014, the Company had borrowed $39,523.

6 - ACCRUED EXPENSES

Accrued expenses consisted of the following at June 30, 2015 and December 31, 2014:

	June 30,	December 31,
	2015	2014
Accrued payroll	$67,835	$47,379
Accrued interest	321,352	233,308
Warrant liability	57,581	49,404
Miscellaneous accrued expenses	45,291	36,847
	$492,059	$366,938

As more fully described in footnote 8, the Company has recorded a warrant liability of $57,581 and $49,404 as of June 30, 2015 and December 31, 2014, respectively, which is based on the Black-Scholes valuation model to estimate the fair value of the warrants. The significant assumptions considered by the model were the remaining term of the warrants, the fair value per share stock price of $.11 and $.07, a risk free treasury rate for .05 to 2.17 years and .50 to 2.75 years of .010% to .702% and .120% to .993% at June 30, 2015 and December 31, 2014, respectively and an expected volatility of 60%.

7 - DEBT

Debt payable to related parties is as follows:

June 30,	December 31,
2015	2014

Note payable to Julie E. Jacobs Trust, a stockholder, in the amount of $50,000 with interest on the unpaid principal balance computed from the date of this loan until paid in full at the rate equal to the Wall Street Journal Prime Rate plus 4.75%, (which is 8% as of the date of the loan and at 06/30/2015) with interest payable annually on January 3rd and with the principal balance due on January 3, 2016. As an inducement to make this loan, the Company issued 400,000 warrants to purchase stock at $.24 per share which were valued at $9,372 using the Black Scholes valuation model and were recorded as a loan discount. The discount is being amortized over the life of the loan and the amortization expense for the 6 months ended June 30, 2015 was approximately $2,400.

$47,531	$45,114

Note payable to The Walter Doyle Trust, a stockholder, in the amount of $50,000 with interest on the unpaid principal balance computed from the date of this loan until paid in full at the rate equal to the Wall Street Journal Prime Rate plus 4.75%, (which is 8% as of the date of the loan and at 06/30/2015) with interest payable annually on January 3rd and with the principal balance due on January 3, 2016. As an inducement to make this loan, the Company issued 400,000 warrants to purchase stock at $.24 per share which were valued at $9,372 using the Black Scholes valuation model and were recorded as a loan discount. The discount is being amortized over the life of the loan and the amortization expense for the 6 months ended June 30, 2015 was approximately $2,400.

47,531	45,114

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

162,107	162,107

7 - DEBT (Continued)

	June 30,	December 31,
	2015	2014

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

	108,071	108,071

Note payable to Thelma Gault, a stockholder, in the original amount of $800,000 at an interest rate of 10%. The loan is collateralized by all assets of the Company, and on April 25, 2008 signed an agreement in which her collateralization is shared with the State of Ohio. On November 18, 2010, Thelma Gault signed an agreement subordinating up to $700,000 of debt to the Walter Doyle Trust and the Julie Jacobs Trust and to Standard Energy through the Julie Jacobs Trust. Note was due on June 1, 2014 and now is considered due on demand.	584,352	584,352

Total debt payable to related parties	$949,592	$944,758
Less current portion of debt payable to related parties	949,592	604,529
Long term debt payable to related parties	$-	$340,229

7 - DEBT (Continued)

	June 30,	December 31,
	2015	2014
Other debt is as follows:

Note payable to Ohio Innovation Loan Fund (OILF) at an interest rate of 8%. The interest rate increased to 10.5% effective October 1, 2014 as a result of missing a loan covenant. Monthly payments of principal, interest, escrow, and service fees are based on the loan agreement. The loan is collateralized by all assets of the Company, and this collateralization is shared with the Thelma Gault per agreement signed on April 25, 2008. On November 29, 2010, The Director of Development for the State of Ohio signed an agreement subordinating up to $700,000 of debt to the Walter Doyle Trust and the Julie Jacobs Trust and to Standard Energy through the Julie Jacobs Trust. On December 1, 2012, Note was modified extending the due date to November 2015. The Company's last payment was made in June of 2015 for March of 2015, causing the loan to now be considered due on demand. The Company is working with the OILF to get payments back on schedule.

	$279,219	$325,280

Notes payable to Merrill Lynch in the original amount of $400,000, with interest payable at Libor plus .56%. In addition, this debt is guaranteed 50% each by the Walter J. Doyle Trust and the Julie E. Jacobs Trust. As compensation for their guarantees, the trusts receive 4% per annum and share a first position lien on all assets. The note is due on demand.	394,809	395,350

Notes payable to four different investors in the original amount of $250,000 at an original interest rate of 12%. On January 31, 2012, all of these notes except for a $75,000 note were converted to shares of stock at a price of $.25 per share. The $75,000 note was due June 30, 2012 and is now considered due on demand. The interest rate on the note has increased to 25% due to a default provision of the note.	75,000	75,000

Other debt	$749,028	$795,630
Less current portion of debt payable to non-related parties	749,028	795,630
Long term debt payable to non-related parties	$-	$-

7 - DEBT (Continued)

The principal maturities of the notes payable for the next five years and in the aggregate are as follows:

Period ending
June 30,
2016	$1,698,620
2017	-
2018	-
2019	-
2020	--
$1,698,620

The Company is not in compliance with certain debt covenants and has not received waivers from the lender. As a result, the notes payable with an outstanding balances of $75,000 and $279,219 are due on demand and are classified as current in the accompanying balance sheets.

8 - STOCKHOLDERS' DEFICIENCY

Stock Sales

On May 4, 2015, the Company sold in a private offering to three accredited investors and that are existing shareholders a total of 50,000 shares of its Series A Preferred Stock (Preferred Stock) for $10 per share. The Preferred Stock pays an annual dividend of $.80 cents per share (payable in cash or Common Stock at the Company's discretion) and each share is convertible into 66.67 shares of Common Stock at the Company's discretion. Forty million shares of Common Stock have been reserved for the purposes of payment of dividends on preferred stock and the conversion of Preferred Stock into Common Stock. The Preferred Stockranks senior to the Common Stock in liquidation.

During the year ended December 31, 2014, warrants were exercised for the purchase of 4,407,750 shares; 312,500 of the warrants were exercised at a price of $.005 per share and 4,095,250 of the warrants were exercised at a price of $.10 per share.

8 - STOCKHOLDERS' DEFICIENCY (continued)

Options

On February 1, 2012, the Board approved and granted 600,000 stock options to three of its employees, with an exercise price of $.25 per share with a vesting schedule of 60% on the first anniversary of the grant, 20% on the second anniversary of the grant and the final 20% on the third anniversary of the grant. On November 26, 2012, theBoard approved and granted 3,000,000 stock options to the Company's president and CEO, with an exercise price of $.25 per share with a vesting schedule of 33 and 1/3% on the first anniversary of the grant, 33 and 1/3% on the second anniversary of the grant and the final 33 and 1/3% on the third anniversary of the grant. On December 3, 2014, the Board reduced the exercise price on the 600,000 and 3,000,000 stock options issued on February 1, 2012 and November 26, 2012, respectively, from $.25 to $.075, which was the market price of the stock on December 3, 2014. Additional compensation expense of approximately $14,000 and $55,000 has been recognized based on this exercise price reduction at June 30, 2015 and December 31, 2014, respectively and additional compensation expense of approximately $9,000 will be recognized over the remainder of the year ending December 31, 2015. On December 3, 2014, the Board approved and granted 1,950,000 stock options to five of its employees, with an exercise price of $.075 per share with a vesting schedule of 60% on the first anniversary of the grant, 20% on the second anniversary of the grant and the final 20% on the third anniversary of the grant. On December 3, 2014, the Board approved and granted 1,500,000 stock options to the two non-employee directors of the Company with an exercise price of $.075 per share with a vesting schedule of 25% on the first anniversary of the grant, 25% on the second anniversary of the grant, 25% on the third anniversary of the grant and 25% on the fourth anniversary of the grant. Full vesting is to occur upon a change in ownership of the Company for all of these stock options.

The following table summarizes the activity for all stock options:

	Number of Options	Range of Exercise Price	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Weighted Average Grant Date Fair Value
Outstanding options as of January 1, 2014	40,761,505	$.00320 -$.25000	$.03704	5.55	$.03285
Options granted	3,450,000	$.07500	$.07500	9.93	$.07500
Options cancelled/expired	-	-	-	-	-
Options exercised	-	-	-	-	-
Outstanding options as of December 31, 2014	44,211,505	$.00320-$.07500	$.02575	4.97	$.02390
Options granted	-	-	-	-	-
Options cancelled/expired	748,944	$.02131	$.02131	-	$.07514
Options exercised	-	-	-	-	-
Outstanding options as of June 30, 2015	43,462,561	$.00320-$.07500	$.02583	4.55	$.02415

8 - STOCKHOLDERS' DEFICIENCY (continued)

The following table provides information about options under the Plan that are outstanding and exercisable as of June 30, 2015:

	Options Outstanding		Options Exercisable
Exercise Price	As of June 30, 2015	Weighted Average Contractual Life Remaining	As of June 30, 2015
$.00320	10,056,677	4.26 years	10,056,677
$.02131	26,355,884	3.65 years	26,355,884
$.07500	3,600,000	7.27 years	2,600,000
$.07500	3,450,000	9.44 years	-
	43,462,561		39,012,561

Included in the above table are 5,792,670 options to non-employees and 37,669,891 to officers, directors and employees of the Company.

Warrants

The Company has 11,419,112 and 15,000,908 warrants outstanding as of June 30, 2015 and December 31, 2014, respectively. For the year ending December 31, 2014, 2,269,230 warrants were issued at an exercise price of $0.24 as follows: 1,340,000 warrants were issued in connection with the new debt issuances and debt modifications and the Company issued 929,230 warrants in exchange for services.

In July 2014, the Company began a capital raise program consisting of a reduction in the exercise price of the Company's outstanding warrants to purchase its common stock to $0.10 per share, for all of the Company's outstanding warrants with an exercise price greater than $0.15 per share and to sell new shares of common stock for $0.12 or less per share ("New Shares") depending on market conditions. The Company's immediate goal was to raise $2,000,000. The Company set a minimum capital raise threshold of $1,500,000 before purchases of New Shares or warrant exercises can be accepted, unless specific authorization to consummate the transaction is received from the New Shares purchaser or warrant exerciser. For the year ending December 31, 2014, $409,525 has been received from the exercise of warrants through this program. The Company received specific authorization in the form of a signed waiver from all of those that exercised warrants waiving the requirement for the Company to raise a minimum of $1,500,000 of capital. The capital raise program was closed as of October 2, 2014.

In addition to the $409,525 that was raised through the capital raise program, an additional $1,563 was raised through the exercise of 312,500 warrants at an exercise price of $.005 per share for the year ending December 31, 2014.

8 - STOCKHOLDERS' DEFICIENCY (continued)

See footnote 11 for discussion on contingent warrants.

This table summarizes the grant date and exercise date for all warrants:

	Number of	Exercise
	Warrants	Price	Expiration Date
Outstanding Warrants from	499,296	$.02131	July, 2016
January 1, 2011	293,296	$.02131	August, 2017

Outstanding Warrants Granted in 2012	60,000	$.36000	July, 2015
	40,000	$.36000	August, 2015
	2,500,000	$.24000	May, 2016
	200,000	$.24000	June, 2016
	100,000	$.24000	October, 2016

Outstanding Warrants Granted in 2013	3,806,250	$.24000	May, 2016
	312,500	$.24000	June, 2016
	62,500	$.24000	July, 2015
	250,000	$.24000	July, 2016
	62,500	$.24000	August, 2015
	62,500	$.24000	September, 2015
	500,000	$.24000	September, 2016
	62,500	$.24000	October, 2015
	156,250	$.24000	October, 2016
	62,500	$.24000	November, 2015
	781,250	$.24000	November, 2016
	62,500	$.24000	December, 2015

Outstanding Warrants Granted in 2014	62,500	$.24000	January, 2016
	616,000	$.24000	January, 2017
	62,500	$.24000	February, 2016
	62,500	$.24000	March, 2016
	62,500	$.24000	April, 2016
	62,500	$.24000	May, 2016
	62,500	$.24000	June, 2016
	62,500	$.24000	July, 2016
	62,500	$.24000	August, 2016
	62,500	$.24000	September, 2016
	62,500	$.24000	October, 2016
	194,000	$.10000	October, 2018
	62,500	$.24000	November, 2016
	47,730	$.10000	December, 2018

Outstanding Warrants Granted in 2015	-	-	-
Outstanding Warrants as of		$02131-	Expiration dates as
June 30, 2015	11,419,112	$.36000	As listed above

8 - STOCKHOLDERS' DEFICIENCY (continued)

The warrants for 792,632 shares issued prior to January 1, 2011, include certain provisions that protect the holders from a decline in the stock price of the Company. As a result of those provisions, the Company recognizes the warrants as liabilities at their fair values on each reporting date.

As shown in footnote 6, the Company has recorded a warrant liability of $57,581 and $49,404 as of June 30, 2015 and December 31, 2014, respectively, which is based on the Black-Scholes valuation model to estimate the fair value of the warrants.

The significant assumptions considered by the model were the remaining term of the warrants, the fair value per share stock price of $.11 and $.07, a risk free treasury rate for .05 to 2.17 years and .50 to 2.75 years of .010% to .702% and .120% to .993% at June 30, 2015 and December 31, 2014, respectively and an expected volatility of 60%.

9 - COMMITMENTS

In July of 2013, the Company entered into a four year extension of the lease for the rental of the office and warehouse space expiring on August 31, 2017. Under the terms of the current lease and the four year extension, the Company's future minimum rental payments are: $43,700 for 2015, $89,000 for 2016, and $60,400 for 2017. Total rent expense for periods ending June 30, 2015 and 2014 was $43,258 and $42,492, respectively.

On July 12, 2013, the company entered into the "Broadcast Technology and Promotional Rights Agreement between the NHRA and The Guitammer Company" whereby in exchange for use of its broadcast technology and certain sponsor payments the parties agreed that the NHRA telecasts on ESPN2 would be tactically enhanced and Guitammer would receive sponsor benefits including: television commercials, on-air sponsored segments, presence at certain NHRA races in the Manufacturer's Midway, and other promotional rights and benefits. On April 10, 2014, the agreement was suspended retroactively, effective January 1, 2014 due to a disagreement between the NHRA and ESPN regarding the nature of the tactile enhancement of the previous season's tested, approved and successfully tactile enhanced NHRA broadcasts by the Company. The agreement will be reinstated for one 12 month period when and if this situation is resolved. The $100,000 payment made by the Company in January of 2014 was refunded to the Company in April, 2014 as a part of the suspension agreement.

Stock and warrants issued for services

During the period ending June 30, 2015, the Company issued 100,000 shares of common stock for consulting services valued at $8,500. During the period ending June 30, 2014, the Company issued 375,000 shares of common stock and 375,000 warrants for consulting services valued at $56,250.

9 - COMMITMENTS (continued)

On February 10, 2012, the Company entered into a 3 month agreement with John Ertmann for advisory services. Under the terms of the agreement, Mr. Ertmann will be compensated at a rate of 40,000 shares of common stock and 40,000 warrants per month. The agreement has been extended through December, 2014, with the compensation arrangement of 40,000 shares of common stock and 40,000 warrants per month for April and May of 2013, and 62,500 shares of common stock and 62,500 warrants per month for the months June 2013 through December 2014. In December, 2014 and for the first six months of 2015, Mr. Ertmann was not available for advisory services and consequently, no common stock or warrants were issued for those months.

On August 29, 2014 the Company, the San Jose Sharks ("Sharks") NHL hockey team and Comcast SportsNet California ("CSNCA") executed a "Letter Agreement Regarding Technology Initiative" to integrate Guitammer's broadcast technology in the SAP Center at San Jose and into the CSNCA's telecasts of the San Jose Sharks home games at the SAP Center for the 2014/15 NHL season, and to collectively promote and market the enhanced broadcast to the San Jose Sharks and CSNCA viewers. Starting from the first home game on October 11th until the last home game on April 6, 2015, the CSNCA's Sharks telecasts have successfully been broadcast in 4D using Guitammer's technology. The official public launch of this agreement was November 20th, 2014. Guitammer is evaluating the continuance of the enhanced broadcast of the San Jose Sharks for the coming hockey season.

10 - CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. Receivables are stated at the amounts management expects to collect from outstanding balances. Generally, the Company does not require collateral or other security to support contract receivables.

The Company had no major customer for the periods ending June 30, 2015 and 2014. A major customer is defined as one that purchases ten-percent or more in a reporting period.

The Company had major suppliers in each of the reporting periods presented. A major supplier is defined as one that provides ten-percent or more of total cost-of-sales in a particular reporting period or has an outstanding account payable balance of ten-percent or more as of the reporting period.

	Purchases During 6 Months ending June 30, 2015	Account Payable Percentage at June 30, 2015	Purchases During 6 Months ending June 30, 2014	Account Payable Percentage at December 31, 2014
LFT Manufacturing, LLC	67%	7%	-	16%
Actiway Industrial Co.	14%	13%	-	12%
Sonavox Canada, Inc.	10%	8%	8%	9%
Eminence Speaker, LLC	-	41%	88%	35%

11 - RELATED PARTY TRANSACTIONS

One of the Company's shareholders is also a note holder and a minority shareholder of a major supplier to the Company. This shareholder is a note holder who also owns 2,590,098 shares of the Company's common stock and is a minority shareholder in Eminence Speaker, LLC, a major supplier to the Company.

On September 12, 2014, Guitammer entered into an agreement with an unrelated third party to organize a joint venture company named LFT Manufacturing that will manufacture and distribute certain Guitammer products. Guitammer and the third party will make capital contributions of $1,000 each to the joint venture company. Guitammer and the third party each have 50% interests in the joint venture company. The joint venture company borrowed from the third party the amount necessary to fund the startup costs to manufacture products, including initial tooling, obtaining factory space, and labor costs. In conjunction with the joint venture, the Company agreed to grant to the unrelated party 2,750,000 warrants to purchase common stock of the Company exercisable at $.10 per share contingent upon the completion of certain criteria as follows:

1.	Working capital loan had been provided by the unrelated third party to fund LFT for start-up costs, tooling and funding operations and

2.	Guitammer has received from LFT, no less than 10,000 total units of the products, each and all of which are both sold to Guitammer at a price and are of a quality deemed acceptable to Guitammer.

3.	The second anniversary of the loan referenced in number 1 above has occurred.

4.	In the event of a change of control of The Guitammer Company that occurs before the second anniversary of the loan referenced in number 1 above and with the successful completion of requirement number one and two above, the warrants shall be granted immediately preceding the change of control.

The criteria from item 1 above has been satisfied, but at June 30, 2015, the other criteria have not been met. Under generally accepted accounting principles, these warrants are considered contingent consideration in connection with the establishment of a joint venture. In connection with these rules, this contingency will be reflected as an increase to our investment in this joint venture and a related increase to additional paid in capital at that time that the contingency has been satisfied, which management believes will occur when criteria 1 and 2 as noted above are achieved. Management expects criteria 2 to be met sometime during the third quarter of 2015. Upon satisfactory completion of all of these criteria, the warrants will be issued. The company purchased $183,439 of product for the period ending June 30, 2015 and $106,036 of product for the year ended December 31, 2014 from LFT Manufacturing, LLC. The Company accounts for this joint venture as an equity method investment. Under the equity method of accounting, an Investee company's accounts are not reflected within the Company's Consolidated Balance Sheets and Consolidated Statements of Income; however, the Company's share of the earnings or losses of the Investee Company is reflected in the Company's Consolidated Statements of Income. The Company's carrying value in an equity method Investee company are reflected in the Company's Consolidated Balance Sheets. The Company's share of earnings for the period ending June 30, 2015 was approximately $26,000 and has been recorded in the Company's Consolidated financial statements.

12 - OTHER ASSETS

Other assets consist of patents and trademarks related to the ButtKicker brand products and technology. The assets are being amortized over 10 years based on the estimated useful lives of the patents and trademarks. Amortization of the intangible assets, which is included in general and administrative expenses, was $3,952 and $3,968 for the periods ended June 30, 2015 and 2014, respectively. The estimated future amortization expense for intangible assets is approximately: $4,000 in 2015, $6,500 in 2016, $4,100 in 2017, $2,400 in 2018 and 2019 and approximately $8,700, thereafter.

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

OVERVIEW

Guitammer Company ("Guitammer-Ohio") was incorporated in Ohio on March 6, 1990, as a research, development and licensing company and manufacturer and marketer of low frequency audio transducers that allows users to feel low frequency sound ("bass") like a subwoofer but silent.

On May 18, 2011, Guitammer-Ohio caused the formation of a Nevada corporation with the same name (the "Registrant" "Company", "Guitammer-Nevada", "we", "us" and "our") and entered into a Plan and Agreement of Reorganization with Guitammer-Nevada pursuant to which (i) the shareholders of Guitammer-Ohio would exchange (on a one (1) for thirty-one thousand, two hundred and six (31,206) shares basis) their aggregate 1,602.3 issued and outstanding shares of common stock for an aggregate of 50,001,374 shares of Common Stock, par value $0.001 per share, of Guitammer-Nevada evidencing the same proportional interest in Guitammer-Nevada as they held in Guitammer-Ohio, and (ii) option and warrant holders to purchase an aggregate of 1,397.7 shares of common stock of Guitammer-Ohio would exchange (on a one (1) for thirty-one thousand, two hundred and six (31,206) shares basis) their options and warrants for options and warrants to purchase an aggregate of 43,616,626 shares of Common Stock, par value $0.001 per share, of Guitammer-Nevada in the same proportional interest in Guitammer-Nevada as they held in Guitammer-Ohio (the "Reorganization"). In addition, the Company issued to two lenders warrants to purchase shares of Guitammer-Ohio which because of the Reorganization would be converted into warrants to purchase an aggregate of 225,000 shares of our Common Stock, par value $0.001 per share. In order to save time and expense of creating and issuing new Guitammer-Nevada options and warrants, the Company's Board of Directors passed a resolution that the outstanding Guitammer- Ohio options and warrants would be and are deemed to be and constitute the Guitammer- Nevada options and warrants (on the said 1 for 31,206 shares basis) to purchase an aggregate of 43,841,626 shares of our Common Stock.

Critical Accounting Policies and Estimates

"Management's Discussion and Analysis of Financial Condition and Results of Operations" discusses our interim condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these interim condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the interim condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. A summary of our significant accounting policies is included in the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2014.

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

Accounts receivable are uncollateralized customer obligations due under normal trade terms generally requiring payment within 30 days from the invoice date. The Company recorded an allowance of approximately $5,100 and $4,600 at June 30, 2015 and December 31, 2014, respectively.

Inventory

Inventory, consisting of finished goods, is stated at the lower of cost or market. Cost is determined using the weighted average method. Inventory that is determined to be obsolete or not sellable is expensed immediately. The Company recorded a reserve for obsolete items of $10,415 at June 30, 2015, and December 31, 2014.

Revenue Recognition

The Company recognizes revenue from the sale of its products when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed and determinable, and collectability is reasonably assured.

Deferred Revenue

The Company received prepayment for products from some of its customers as the Company requires prepayment before goods are shipped to almost all international customers. As of June 30, 2015 and December 31, 2014 the Company had deferred revenue of $29,292 and $36,899 respectively. The Company recognizes revenue and decreases deferred revenue in accordance with the revenue recognition policy.

Income Taxes

Prior to the creation of the Nevada holding company formed on May 18, 2011, the Company had elected S Corporation status for Federal and Ohio state income tax purposes. Under these elections, the Company's taxable income was included on the stockholders individual income tax returns, and the Company made no provision for Federal and State income tax.

Effective with the Company redomiciling to Nevada on May 18, 2011, the Company elected C Corporation status for both Federal and State income tax purposes.

There were no uncertain tax positions at June 30, 2015 or December 31, 2014, as the Company's tax positions for open years meet the recognition thresholds of more likely than not to be sustained upon examinations. Tax returns for the years 2011 through 2013 are currently open to examination. Tax returns prior to 2011 are no longer subject to examination by tax authorities.

Shipping and Handling

Shipping and handling costs of approximately $64,090 and $43,000 for the periods ending June 30, 2015 and 2014, respectively, are included in general and administrative expenses in the statements of operations.

Research and development costs

The costs of research and development activities are expensed when incurred.

Stock Based Compensation

Share-based compensation is measured as the fair value of the award at its grant date based on the estimated number of awards that are expected to vest and is recorded over a defined service period. Compensation expense is recognized based on the estimated grant date fair value method using a Black-Scholes valuation model. It is the Company's policy to recognize expense using the straight-line method over the vesting period.

RESULTS OF OPERATIONS

Six months ended June 30, 2015

All references belowto per share and shares of Common Stock of the Company reflect the reorganization.

Results of Operations

Revenue increased $386,702 or 78.14%, to $881,604 for the six months ended June 30, 2015, compared to revenue of $494,902 for the six months ended June 30, 2014. The Company was able to obtain key inventory items due to its relationship with LFT Manufacturing as explained in Note 11 of the financial statements. The Company had sufficient inventory during most of the six month and consequently, the Company was able to show significant improvement in revenue in the first half of 2015 compared to the first half of 2014. Additionally, in the first half of 2015, revenue of approximately $115,000 was derived from sales to the cinema market compared to approximately $9,000 of sales for the first half of 2014. Management believes that revenue from the cinema market will continue and increase through 2015 and beyond.

Cost of goods sold increased $199,613, or 75.1%, to $465,593, for the six months ended June 30, 2015, compared to cost of goods sold of $265,980 for the six months ended June 30, 2014. The 75.1% increase in the cost of goods sold for the six months ending June 30, 2015 corresponds closely with the 78.1% increase in revenue for the same time period, but is lower due to lower purchase prices of inventory items purchased from LFT Manufacturing, LLC, an affiliated vendor the company began using in the 4th quarter of 2014 and due to variations in the sales mix of products sold as the profit margin for some products are slightly higher than for others.

Gross profit increased by $187,089 or 81.7% to $416,011 for the six months ended June 30, 2015, compared to gross profit of $228,922 for the six months ended June 30, 2014. Our gross margin percentage increased to 47.2% from 46.3% for the six months ended June 30, 2015 compared to the six months ended June 30, 2014, for the reasons mentioned in the cost of goods sold paragraph above.

General and administrative expenses increased $147,182 or 19.9%, to $888,563 for the six months ended June 30, 2015, compared to general and administrative expenses of $741,381 for the six months ended June 30, 2014. Significant variations within the general and administrative expenses were as follows:

	June 30, 2015	June 30, 2014	Increase (Decrease)
Payroll and related	$391,796	$314,259	$77,537
Stock warrant expense	8,177	(57,584)	65,761
Professional fees	140,070	182,386	(42,316)
Advertising and marketing	94,400	58,517	35,883
Freight and related	71,605	44,841	26,764
Repairs and maintenance	125	15,731	(15,606)
Patent renewal and licenses	24,842	18,040	6,802
Depreciation	14,111	20,326	(6,215)
Travel and Entertainment	49,263	46,677	2,586
All other general & admin. expenses	94,174	98,188	(4,014)
	$888,563	$741,381	$147,182

Payroll and related expense increased by $77,537 in the six months ended June 30, 2015 compared to the six months ended June 30, 2014, mainly due to cost of stock options issued to company employees in December of 2014 that are being expensed over the 3 year vesting schedule and the increase in officers' salaries awarded by the Company's Board in December 2014, effective in 2015.

Stock warrant expense increased by $65,761 in the six months ended June 30, 2015 compared to the six months ended June 30, 2014 due to adjusting the stock warrants liability based on the Black-Scholes valuation model which is used to estimate the fair value of the warrants.

Professional fees decreased by $42,316 in the six months ended June 30, 2015 compared to the six months ended June 30, 2014, primarily due to a decrease in stock based consulting expenses related to marketing the Company's broadcast technology.

Advertising and Marketing expense increased by $35,883 in the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The increase is mainly due to television commercial costs associated with the Company's use of it haptic-tactile broadcast technology for Comcast Sports Net CA's ("CSNCA") telecasts of the San Jose Sharks' home games from the SAP Center in the first quarter of 2015. This increase was partially offset by advertising and marketing activities in the first quarter of 2014 related to its agreement with the National Hot Rod Association ("NHRA") including an onsite fan experience trailer and television commercials airing on ESPN2.

Freight and related expenses increased by $26,764 in the six months ended June 30, 2015 compared to the six months ended June 30, 2014, primarily due to the receipt of finished product from our overseas manufacturer and increased sales where shipping costs are paid by Guitammer during the six months ending June 30, 2015.

Repairs and Maintenance expenses decreased by $15,606 in the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The decrease occurred primarily due to tooling costs of $12,452 in the six months ended June 30, 2014 and no tooling costs in the six months ending June 30, 2015.

Patent renewal and licenses expense increased by $6,802 in the six months ended June 30, 2015 compared to the six months ended June 30, 2014, primarily due to expenses related to the annual patent renewal fees for low frequency transducer patents in an increasing the number of countries where our products are patented.

Depreciation expense decreased by $6,215 in the six months ended June 30, 2015 compared to the six months ended June 30, 2014, primarily due to the additional depreciation in the first six months of 2014, associated with equipment purchased for the tactile enhanced live sports broadcast of the NHRA. Most of this equipment was sold by June 30, 2014.

Travel and entertainment expense increased by $2,586 in the six months ended June 30, 2015 compared to the six months ended June 30, 2014, primarily due to the travel expense incurred in connection with the installation of our products in theaters in the second quarter of 2015, offset partially by the increase in Guitammer personnel travel costs related to the use of the Company's broadcast technology by the NHRA in the first quarter of 2014 as compared to lower travel costs incurred for the CSNCA / San Jose Sharks broadcasts in the first quarter of 2015.

Research and development expenses decreased by $9,207 to $1,575 for the six months ended June 30, 2015, compared to $10,782 for the six ended June 30, 2014. In the first quarter of 2014, research and development expense was incurred in the further development of sensors for use with haptic-tactile broadcast technology for the NHRA telecasts on ESPN2. There were no research and development expenses incurred by the Company in the first quarter of 2015, but the expense decrease was partially offset by design work for changes in our amplifiers in the second quarter of 2015.

Loss from operations decreased by $49,114 or 9.4% for the six months ended June 30, 2015 to $474,127 as compared to $523,241 for the six months ended June 30, 2014. The decrease was caused by the increase in gross profit and the decrease in research and development expense, partially offset by the increase in general and administrative expenses as explained above.

Investment income increased by $26,066 in the six months ended June 30, 2015 compared to $0 for the six months ended June 30, 2014, due to the joint venture the company has entered into to form LFT Manufacturing, the company's biggest supplier, as explained in Note 11 to the financial statements.

Interest expense increased $49,894 or 46.71%, to $156,766 for the six months ended June 30, 2015, compared to interest expense of $106,875 for the six months ended June 30, 2014. The increase was due primarily to an increase in interest rate charged on a loan to 25% that was previously 12% due to a provision in the loan agreement and a full six months of interest expense being shown for the six months ended June 30, 2015 on additional debt incurred on January 27, 2014.

Our net loss before dividends on preferred stock decreased $25,286 or 4% for the six months ended June 30, 2015. We had net a loss before dividends of $604,827 for the six months ended June 30, 2015, compared to a net loss of $630,113 for the six months ended June 30, 2014. The decrease was caused primarily by the increase in gross profit and investment income, the decrease in research and development expense offset partially by the increase in general and administrative expense and interest expense.

Our net loss available to common stockholders decreased $19,039 or 3% for the six months ended June 30, 2015. We had net a loss available to common stockholders of $611,074 (or basic and diluted net loss per share of $0.007) for the six months ended June 30, 2015, compared to a net loss of $630,113 (or basic and diluted net loss per share of $0.008) for the six months ended June 30, 2014. The primary reasons for decrease is explain in the paragraph directly above.

The following table sets forth EBITDA and adjusted EBITDA for the Company, which is a non-GAAP measurement. EBITDA is defined as earnings (loss) before net interest expense, income taxes, depreciation and amortization. Adjusted EBITDA is defined as earnings before net interest expense, income taxes, depreciation, amortization, and non-cash expenses such as stock warrant expense and stock based compensation to consultants and employees. Although EBITDA and Adjusted EBITDA are not measures of performance calculated in accordance with generally accepted accounting principles ("GAAP"), management believes that these non-GAAP measures will allow for a better evaluation of the operating performance of the business and facilitate meaningful comparison of the results in the current period to those in prior periods and future periods. However, investors should not consider these measures in isolation or as a substitute for net income (loss), operating income (loss), or any other measure for determining the Company's operating performance that is calculated in accordance with GAAP. A reconciliation of EBITDA and Adjusted EBITDA to the most comparable GAAP financial measure, net loss, follows:

	June 30,	June 30,
	2015	2014
Net Loss available to common stockholders	$(611,074)	$(630,113)
Adjustments
Interest expense	156,783	106,875
Depreciation and patent amortization	18,063	24,294
Taxes	-	-
EBITDA	(436,228)	(498,944)
Less non-cash expenses from:
Stock warrant expense	8,177	(57,584)
Payment of stock and warrants to consultants	8,500	56,250
Employee stock options expense	106,297	71,736
Adjusted EBITDA	$(313,254)	$(428,542)

EBITDA increased $62,716 or 12.6% to $(436,228) for the six months ended June 301, 2015, compared to EBITDA of $(498,944) for the six months ended June 30, 2014. The $62,716 increase in EBITDA was primarily caused by the increase in revenue and gross profit, the increase in investment income, the decrease in research and development expense, offset partially by increase in general and administrative expenses and interest expense.

Adjusted EBITDA, increased $115,288 or 26.9% to $(313,254) for period ended June 30, 2015, compared to Adjusted EBITDA, of $(428,542) for the period ended June 30, 2014. Adjusted EBITDA increased from the prior year primarily due to higher revenue and gross profit, partially offset by increased administrative expenses in the period ended June 30, 2015, compared to the period ended June 30, 2014.

Three months ended June 30, 2015 and June 30, 2014

Results of Operations

Revenue increased $167,406 or 91.1%, to $351,256 for the three months ended June 30, 2015, compared to revenue of $183,850 for the three months ended June 30, 2014. The Company was able to obtain key inventory items due to its relationship with LFT Manufacturing as explained in Note 11 of the financial statements. Additionally, in the second quarter of 2015, revenue of approximately $59,500 was received from the cinema market for the sale and installation of our products compared to $0 of sales for the second quarter of 2014.

Cost of goods sold increased $79,084, or 80.3%, to $177,602 for the three months ended June 30, 2015, compared to cost of goods sold of $98,518 for the three months ended June 30, 2014. The 80.3% increase in the cost of goods sold for the three months ending June 30, 2015, was lower than the 91.1% increase in revenue for the same time period due to lower purchase prices of inventory items purchased from LFT Manufacturing, LLC, an affiliated vendor the company began using in the 4th quarter of 2014 and due to variations in the sales mix of products sold as the profit margin for some products are slightly higher than for others.

Gross profit increased by $88,322 or 103.5% to $173,654 for the three months ended June 30, 2015 compared to gross profit of $85,332 for the three months ended June 30, 2014. The 103.5% increase in gross profit was primarily due to the increase in revenue and our gross margin percentage which increased to 49.4% from 46.4% for the three months ended June 30, 2015 compared to the three months ended June 30, 2014, for the reasons mentioned in the cost of goods sold paragraph above.

General and administrative expenses increased $70,770, or 23.1%, to $376,606 for the three months ended June 30, 2015, compared to general and administrative expenses of $305,836 for the three months ended June 30, 2014. The increase was primarily due to the increase in the cost of: payroll expense of approximately $38,000, stock warrant expense of approximately $33,000, licenses and permits of approximately $14,000, and travel and entertainment of approximately $9,000 partially offset by the decrease in professional fees of approximately $22,000 and the decrease in repairs and maintenance of approximately $5,400.

Research and development expenses increased $1,575 to $1,575 for the three months ended June 30, 2015, compared to $0 for the three months ended June 30, 2014. In the second quarter of 2015, research and development expense was incurred on design work for changes in our amplifiers. The Company spent nothing on research and development in the second quarter of 2014.

Investment income increased by $26,066 in the three months ended June 30, 2015 compared to $0 for the three months ended June 30, 2014, due to the joint venture the company has entered into to form LFT Manufacturing, the company' as explained in Note 11 to the financial statements.

Interest expense increased $1,815 or 3.32%, to $56,487 for the three months ended June 30, 2015, compared to interest expense of $54,672 for the three months ended June 30, 2014. The increase was due primarily to an increase in interest rate charged on a loan to 25% that was previously 12% due to a provision in the loan agreement.

Our net loss before dividends on preferred stock decreased $40,228 or 14.6% for the three months ended June 30, 2015. We had net loss before dividends of $234,948 for the three months ended June 30, 2015, compared to net loss of $275,176 for the three months ended June 30, 2014. The decrease in loss was primarily the result of the increase in gross profit offset partially by the increase in general and administrative expenses.

Our net loss available to common stockholders decreased $33,981 or 12.3% for the six months ended June 30, 2015. We had net a loss available to common stockholders of $241,195 (or basic and diluted net loss per share of $0.003) for the six months ended June 30, 2015, compared to a net loss of $275,176 (or basic and diluted net loss per share of $0.004) for the six months ended June 30, 2014. The primary reasons for decrease is explain in the paragraph directly above.

Liquidity and Capital Resources

Total current assets were $363,153 as of June 30, 2015, consisting of cash of $150,586, net accounts receivable of $35,108, inventory of $139,793 and prepaid and other current assets of $37,666. Current assets decreased by $39,525 or 9.8% compared to current assets of $402,678 as of December 31, 2014 due to the decrease in inventory of $221,430, and was partially offset by an increase in cash of $134,401 and an increase in accounts receivable of $9,969.

Total current liabilities were $2,991,209 as of June 30, 2015, consisting of accounts payable of $731,715, accrued expenses of $492,059, current maturities of long-term debt of $1,698,620, deferred revenue of $29,292 and line of credit of $39,523. Current liabilities increased by $293,757 or 10.9% compared to current liabilities of $2,697,452 as of December 31, 2014 mainly due to the increases in current maturities of long-term debt and accrued expenses.

The working capital deficit increased by $333,282 or 14.5% to $2,628,056 for the six months ending June 30, 2015 compared to the working capital deficit of $2,294,774 at December 31, 2014.

Cash Flows During the Six Months Ended June 30, 2015

During the six months ended June 30, 2015 we had a net increase in cash and cash equivalents of $134,401 primarily consisting of net cash provided by financing activities of $453,398 partially offset by net cash used in by operating activities of $316,557 and net cash used in investing activities of $2,440.

Net cash used in operating activities was $316,557 for the six months ended June 30, 2015, consisting of an increase in: prepaid expenses of $37,535 and accounts receivable of $9,969 and decreases in: accounts payable and accrued expenses of 11,521, inventory of $221,430, and deferred revenue of $7,607. These changes were reduced by net loss of $604,827 which had adjustments for depreciation and patent amortization of $18,063, amortization of deferred financing fees of $13,667, amortization of debt discount of $4,834 employee stock options of $106,297, stock and warrants issued for services of $8,500, investment in affiliate of $26,066 and the increase in fair value of warrant liability of $8,177.

Net Cash used in investing activities was $2,440 for the six months ended June 30, 2015 for the purchases of intangible assets.

Net cash provided by financing activities was $453,398 for the six months ended June 30, 2015, consisting of proceeds from the private offering of preferred stock of $500,000 offset partially by payment of debt of $46,602.

In order to meet current consumer product backlog and anticipated orders, the Company also expects to need approximately $2,000,000 of cash to purchase inventory in the next 12 months. The Company expects to generate these funds from operations with any deficit to be funded through capital raises. We estimate that for the next 12 months we will also need approximately $842,000 for debt service. The Company expects to be able to re-term the other approximately $900,000 of debt within the next year.

The Company historically has incurred net losses, negative cash flows from operating activities, and has an accumulated deficit of approximately $11,196,000 at June 30, 2015. In addition, at June 30, 2015 the Company had a cash balance of approximately $150,600 and working capital deficiency of approximately $2,628,000. In both the near and long term, without additional financing, the Company is and will be in an illiquid position. The Company received cash through the sales of Common Stock and warrants to purchase Common Stock in the amount of $150,000 in the third quarter of 2011, $250,000 in the fourth quarter of 2011, $375,000 in the first quarter of 2012, $770,000 in the second quarter of 2012, $540,000 in the third quarter of 2012, $250,000 in the first quarter of 2013, $675,000 in the second quarter of 2013, $175,000 in the third quarter of 2013, $150,000 in the fourth quarter of 2013, $237,125 in the third quarter of 2014, and an additional $172,400 in the fourth quarter of 2014. Also, the Company received cash through the sales of preferred stock of $500,000 in the second quarter of 2015. The Company believes that the receipt of additional equity will enable it to purchase adequate inventory to meet its existing sales demand and to be able to increase sales through advertising and marketing related activities. There is no assurance that the Company will have any additional sales of stock or that the Company will be able to become operationally cash flow positive.

If the Company is successful in raising significant additional capital (of which there is no assurance), the Company intends to purchase necessary inventory to fulfill backorders and maintain adequate stocking levels of inventory, increase its commercialization efforts for its broadcast technology, expand its patent portfolio for both hardware and broadcast technology to bring new products to market, hire additional sales personnel to sell the Company's ButtKicker brand hardware in its key markets of home theater, gaming, and cinemas.

In July and again in September, 2014, the Company reopened the Private Placement Memorandum (PPM) and reduced the exercise price of the Company's outstanding warrants to purchase its Common Stock to $0.10 per share, for any of the Company's outstanding warrants with an exercise price greater than $0.15 per share, solely during the capital raising period. The Company raised $409,525 through the exercise of warrants by current stock holders through the reopening of the PPM.

On May 4, 2015, the Company sold in a private offering to three accredited investors and that are existing shareholders a total of 50,000 shares of its Series A Preferred Stock (Preferred Stock) for $10 per share. The Preferred Stock pays an annual dividend of $.80 cents per share (payable in cash or Common Stock at the Company's discretion) and each share is convertible into 66.67 shares of Common Stock at the Company's discretion. Forty million shares of Common Stock have been reserved for the purposes of payment of dividends on preferred stock and the conversion of Preferred Stock into Common Stock. The Preferred Stock ranks senior to the Common Stock in liquidation.

We believe the combination of the Company's recent successful implementation of its haptic-tactile broadcast technology, availability of inventory for sale and its sales and marketing efforts will increase revenue, gross profit and cash flows.

At this time, we have not secured any additional financing. We do not have any commitments for additional capital from third parties or from our officers or directors or any of our shareholders to supplement our operations or provide us with financing in the future. There can be no assurance that additional capital will be available to us, or that, if available, it will be on terms satisfactory to us. If we are unable to increase revenues from operations, to raise additional capital from conventional sources and/or additional sales of stock by October of 2015, we may be forced to curtail or cease our operations. These factors raise substantial doubt in our ability to continue as a going concern. Our financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. There is substantial doubt that we can continue as a going concern for the next 12 months unless additional funding is secured by the Company.

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

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company's management, including Mark Luden, the Company's Chief Executive Officer ("CEO") and Richard Conn, the Company's Chief Financial Officer ("CFO") (the Company's principal financial and accounting officer), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2015 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure, due to the material weaknesses described below.

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

Until such time as additional personnel are hired, the Company believes that it will continue to recognize a weakness in its internal controls and procedures. The Company's plan is to hire additional personnel to properly implement a control structure when the appropriate funds become available. In the meantime, the Chief Executive Officer and Chief Financial Officer will continue to perform or supervise the performance of additional accounting and financial analyses and other post-closing procedures including detailed validation work with regard to balance sheet account balances, additional analysis on income statement amounts and managerial review of all significant account balances and disclosures, to ensure that the Company's Quarterly Report and the financial statements forming part thereof are in accordance with accounting principles generally accepted in the United States of America.

Changes in Internal Controls

During the six months ended June 30, 2015, there were no significant changes in internal controls of the Company, or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2015, the Company sold in a private offering to three accredited investors and that are existing shareholders a total of 50,000 shares of its Series A Preferred Stock (Preferred Stock) for $10 per share.

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

Item 6. Exhibits.

a.	The following exhibits are filed as part of this report or incorporated herein as indicated.

Exhibit No.	Date of Document	Name of Document
2.0*	May 17, 2011	Agreement and Plan of Reorganization
3.0*	March 3, 1990	Articles of Incorporation of Guitammer - Ohio
3.1*	June 6, 2005	Certificate of Amendment of Guitammer - Ohio
3.2*	June 17, 2005	Certificate of Amendment of Guitammer - Ohio
3.3*		Code of Regulations of Guitammer - Ohio
3.4*	May 17, 2011	Articles of Incorporation of Guitammer- Nevada
3.4A ^^*	March 25, 2015	Amendment to Articles of Incorporation, filed March 25, 2015
3.4B ^^*	May 6, 2015	Amendment to Articles of Incorporation, filed March 25, 2015
3.5*		Bylaws of Guitammer - Nevada
4.0*	Sept. 30, 1999	1999 Non-Qualified Stock Option Plan, as amended
4.1*		Form of Option Agreement

4.2*	June 17, 2005	2005 Amendment to 1999 Non-Qualified Stock Option Plan
4.3**	July 14, 2011	Form of Warrant issued to The Walter J. Doyle Trust
4.4**	July 14, 2011	Form of Warrant issued to Standard Energy Company
10. 1*	Nov. 1, 2002	Richard B. Luden $82,000 Note
10.1A#	Dec 21, 2011	Richard Luden Conversion Agreement 82K
10. 2*	May 13, 2005	Note Purchase Agreement-Walter Doyle, John O. Huston and Eric Roy
10. 3*	Sept.1, 2007	First Amendment To Note Purchase Agreement-Walter Doyle, John O. Huston and Eric Roy
10. 4*	May 13, 2005	Walter J. Doyle $150,000 Note
10.4A*	September 1, 2007	Amended and Restated Walter Doyle Note
10.4B###	January 31, 2012	Walter Doyle 150k Jan 31 2012 Note Conversion Agreement
10. 5*	May 13, 2005	Eric Roy $100,000 Note
10.5A*	March 28, 2011	Agreement to Convert An Existing Note-Eric P. Roy
10.5B*	September 1, 2007	Eric Roy 9.4 Stock Options on 100K 0901207note
10.5C*	May 13, 2005	Eric Roy 16 stock options 05132005
10.5D*	May 13, 2006	Eric Roy 16 Stock options 05132006
10.5E*	September 1, 2007	Amended and Restated Eric Roy Note
10.5F###	January 31, 2012	Eric Roy Jan 31 2012 Note Conversion Agreement
10. 6*	May 13, 2005	John O. Huston $50,000 Promissory Note
10.6A*	September 1, 2007	John O. Huston 4.7 Stock options 09012007
10.6B*	May 13, 2005	John O. Huston 8 Stock Options 05132005
10.6C*	May 13, 2006	John O. Huston 8 Stock Options 05132006
10.6D*	September 1, 2007	Amended and Restated John O. Huston Promissory Note
10.6E###	January 31, 2012	John Huston Jan 31 2012 Note Conversion Agreement
10.7*	June 29, 2005	Note Purchase Agreement-Walter Doyle, Andrea L. Levenson and Gust Van Sant
10.8*	September 1, 2007	First Amendment To Note Purchase Agreement-Walter Doyle, Andrea L. Levenson and Gust Van Sant

10.9*	June 29, 2005	Walter J. Doyle $50,000 Promissory Note
10.9A*	September 1, 2007	Amended and Restated Walter Doyle Note
10.9B###	January 31, 2012	Walter Doyle 50K Jan 31 2012 Note Conversion Agreement
10.10*	June 29, 2005	Andrea Lerner Levenson $50,000 Promissory Note
10.10A*	September 1, 2007	Andrea Lerner Levenson 4.7 Stock Options on 50K 09012007 note
10.10B*	June 29, 2006	Andrea Lerner Levenson 8 stock options 6292006
10.10C*	June 29, 2005	Andrea Lerner Levenson 8 stock options 06292005
10.10D*	September 1, 2007	Amended and Restated Andrea L. Levenson Promissory Note
10.10E###	January 31, 2012	Andrea Levenson Jan 31 2012 Note Conversion Agreement
10.11*	June 29, 2005	Gust Van Sant $50,000 Promissory Note
10.11A*	September 1, 2007	Gust Van Sant 4.7 Stock Options on 50K 09012007 note
10.11B*	June 29, 2005	Gust Van Sant 8 Stock Options 06292005
10.11C*	June 29, 2006	Gust Van Sant 8 Stock Options 06292006
10.11D*	September 1, 2007	Amended and Restated Gust Van Sant Promissory Note
10.11E###	January 31, 2012	Gus Van Sant Jan 31 2012 Note Conversion Agreement
10.12*	July 19, 2005	Promissory Note --Opal Private Equity Fund, LP
10.12A*	September 1, 2007	Opal Private Equity Stock Warrants on 100K note
10.12B*	July 19, 2005	Opal 16 Stock Warrants 07192005
10.12C*	July 19, 2006	Opal 16 Stock Warrants 07192006
10.12D*	September 1, 2007	Amended and Restated Opal Promissory Note
10.13*	September 1, 2007	First Amendment To Note Purchase Agreement--Opal Private Equity Fund, LP
10.14*	July 19, 2005	Opal Private Equity Fund, LP $100,000 Note Purchase agreement
10.15*	July 3, 2005	Forest Capital $250,000 Working Capital Loan and Consulting Agreement

10.15A*	January 1, 2010	Forest Capital 214.7 options 01012010
10.15B#	December 21, 2011	Forest Capital Amended loan agreement 150k
10.15C##	February 1, 2012	Addendum to Conversion and Amended Loan Agreement with Forest Capital
10.15D&&	December 21, 2011	Forest Capital Conversion Agreement 250K
10.15E+&+	January 31, 2014	Forest Capital $150,000 Second Restated Promissory Note Rev 01272014
10.16*	May 5, 2003	Thelma Gault $800,000 Loan and Option Agreement
10.17*	January 31, 2008	First Amendment To Thelma Gault $800,000 Loan Agreement
10.18*	February 28, 2009	Second Amendment To Thelma Gault $800,000 Loan Agreement
10.19*	January 31, 2008	Thelma Gault $800,000 Amended and Restated Promissory Note
10.20*	November 18, 2010	Thelma Gault Subordination Agreement 1st Lien carve out
10.21*	March 9, 2009	Credit Facilitation Agreement-Walter J. Doyle Trust and Julie E. Jacobs Trust
10.21A*	February 26, 2009	Merrill Lynch Loan Application and acceptance
10.21B*	March 2009	Merrill Lynch Loan agreement
10.21C*	December 1, 2009	Revised Merrill Lynch Loan agreement
10.21D&&	December 21, 2011	Jacobs Trust Fee conversion agreement on 200k loan
10.21E&&	December 21, 2011	Doyle Trust Fee Conversion Agreement on 200k loan
10.22*	April 25, 2008	Ohio Innovation Loan Agreement
10.23*	April 25, 2008	Ohio Innovation Loan Security Agreement
10.24*	September 11, 2008	Ohio Innovation Loan Modification Agreement
10.24A*	September 17, 2009	Ohio Innovation Loan Modification Agreement 2nd mod
10.24B*	November 24, 2010	Ohio Innovation Loan Modification Agreement 3rd mod
10.24C -@-	December 1, 2012	Ohio Innovation Loan Modification Agreement 4th Mod

10.24D -@-	December 1, 2012	Ohio Innovation Loan Modification Agreement 5th Mod
10.25*	November 29, 2010	Ohio Innovation Loan Subordination Agreement
10.25A*	April 25, 2008	Ohio Innovation Loan Intercreditor agreement
10.25B*	April 25, 2008	Ohio Innovation Loan Cognovit promissory note
10.26*	April 7, 2010	Julie E. Jacobs Trust $100,000 Loan Agreement
10.26A#	December 21, 2011	Jacobs Trust Interest Conversion Agreement on 100K loan
10.26B#	December 21, 2011	Jacobs Trust Amended loan agreement 100K loan
10.26C+&+	January 31, 2014	Jacobs Trust $100,000 Second Restated Promissory Note Rev 01272014
10.27*	October 4, 2010	Amendment To Julie E. Jacobs Trust $100,000 Loan Agreement
10.28*	January 11, 2011	Joseph Albert $100,000 Convertible Promissory Note
10.29*	January 11, 2011	Joseph Albert $100,000 Convertible Promissory Note Extension Agreement
10.29B&&&	June 8, 2012	Joseph Albert Note Conversion Agreement
10.30*		Joseph Albert 50,000 Common Stock Purchase Warrants
10.30A*		Joseph Albert 100,000 Common Stock Purchase Warrants
10.30B&&&	June 8, 2012	Joseph Albert 150,000 Common Stock purchase Warrants
10.31*	October 5, 2010	Standard Energy Company $100,000 Loan Agreement and Promissory Note
10.31A#	December 21, 2011	Standard Energy Note Conversion Agreement
10.31B##	February 1, 2012	Addendum to Note Conversion Agreements with Standard Energy Company
10.32*	October 11, 2010	Doyle Trust $25,000 Promissory Note
10.32A*	October 5, 2010	Doyle Trust $25,000 Loan Agreement
10.32B##	February 1, 2012	Addendum to Note Conversion Agreements with The Walter J. Doyle Trust

10.32C&&	December 21, 2011	Doyle Trust Note Conversion Agreement 25K
10.33*	November 12, 2010	Walter J. Doyle Trust and Julie E. Jacobs Trust Inventory Financing Agreement
10.33A*	November 12, 2010	Jacobs Trust Stock 82.8 Options
10.34*	November 12, 2010	Walter J. Doyle Trust $150,000 Promissory Note
10.34A#	December 21, 2011	Doyle Trust Conversion Agreement 150K
10.34B##	February 1, 2012	Addendum to Note Conversion Agreements with The Walter J. Doyle Trust
10.35*	November 12, 2010	Standard Energy Company $150,000 Promissory Note
10.35A#	December 21, 2011	Standard Energy Note Conversion Agreement 100k
10.35B##	February 1, 2012	Addendum to Note Conversion Agreements with Standard Energy Company
10.36*	February 2, 2011	Robison Note Extension Agreement
10.36A*	July 10, 2010	Robison original promissory note
10.37*	February 2, 2011	Robison $50,000 Convertible Promissory Note
10.37A&&&	June 22, 2012	Robison Note Conversion agreement
10.38*		Robison Common Stock Purchase Warrants for 50,000 shares and 25,000 shares
10.38A&&&	June 22, 2012	Robison Common Stock Purchase Warrants for 75,000 shares
10.39*	February 24, 2011	Carl A. Generes $35,000 Promissory Note
10.40*	July 13, 2009	Lease Modification Agreement
10.40A*	January 18, 2006	Lease Agreement - original
10.40B **	April 10, 2008	First Lease Agreement Amendment
10.40C ***	August 11, 2011	(Second) Lease Modification Agreement
10.41&&	November 16, 2011	Watters Agreement November 2011

10.41A ****	February 9, 2012	Extension to Watters agreement January to March 2012
10.42&&	December 5, 2011	Jeff Paltrow dba Litehouse Capital Contractual Agreement December 2011
10.43&&	December 19, 2012	Cervelle Group marketing Agreement December 2011
10.44****	February 10, 2012	Ertman agreement January to March 2012
10.46+&+	January 31, 2014	Walter Doyle Trust $50,000 Promissory Note 01272014
10.47+&+	January 31, 2014	Julie Jacobs Trust $50,000 Promissory Note 01272014
10.48A@@	September 12, 2014	LFT Manufacturing Operating Agreement
10.48B@@	September 12, 2014	Warrant agreement for consideration with LFT Manufacturing Operating Agreement
10.49@@	August 29, 2014	Letter Agreement Regarding Technology Initiative with Guitammer, San Jose Sharks, Comcast SportsNet Bay area and Comcast SportsNet Ca.
21.1*		List of Subsidiaries of the Registrant
31.1%%		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2%%		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1%%		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2%%		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
__________________

*	Filed with the SEC on July 8, 2011 as Exhibits to Amendment No. 1 to the Company's Form 10 Registration Statement and are incorporated herein by reference.

**	Filed with the SEC on July 28, 2011 as Exhibits to Amendment No. 2 to the Company's Form 10 Registration Statement and are incorporated herein by reference.

***	Filed with the SEC on August 12, 2011 as Exhibit to Amendment No. 3 to the Company's Form 10 Registration Statement and is incorporated herein by reference.

#	Filed with the SEC on December 23, 2011 as Exhibits to Form 8-K

##	Filed with the SEC on February 2, 2012 as Exhibits to Form 8-K

###	Filed with the SEC on February 6, 2012 as Exhibits to Form 8-K

&&	Filed with the SEC on April 6, 2012 as Exhibits to Form 10-K

****	Filed with the SEC on May 15, 2012 as Exhibits to Form 10-Q

&&&	Filed with the SEC on August 13, 2012

+&+	Filed with the SEC on January 31, 2014 as Exhibits to Form 8-K.

-@-	Filed with the SEC on March 14, 2014as Exhibits to Form 10-K

@@	Filed with SEC on November 14, 2014 as Exhibits to Form 10-Q

^^*	File with the SEC on May 6, 2015 as Exhibits to Form 8-K

%%	Filed with the SEC herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Guitammer Company
(Registrant)

Date: August 13, 2015	By:	/s/ Richard E. Conn
Richard E. Conn
Chief Financial Officer

