Form 10-Q
period 2015-09-30
Guitammer Co
filed 2015-11-13
CIK 1334126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

As of November 11, 2015, 83,100,498 shares of Common Stock and 50,000 shares of Preferred Stock were outstanding.

The Guitammer Company

THE GUITAMMER COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)
	September 30,	December 31,
	2015	2014
ASSETS
Current assets
Cash and cash equivalents	$35,902	$16,185
Accounts receivable, net	63,641	25,139
Inventory	185,789	361,223
Prepaid expenses and other current assets	131	131
Total current assets	285,463	402,678

Property and equipment, net	43,007	64,173
Deferred financing costs, net	4,562	25,066
Other assets	27,667	29,729
Investment in joint venture	128,336	-
Total Assets	$489,035	$521,646

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Line of credit	$39,523	$39,523
Accounts payable	793,703	853,933
Accrued expenses	512,174	366,938
Deferred revenue	27,681	36,899
Current portion of long-term debt - related parties	952,034	604,529
Current portion of long-term debt - non-related parties	725,074	795,630
Total current liabilities	3,050,189	2,697,452

Long-term debt, net of current portion - related parties	-	340,229
Long-term debt, net of current portion - non related parties	-	-
Total Liabilites	3,050,189	3,037,681

Commitments	-	-

Stockholders' deficit
Common stock, par value of $.001, 200,000,000 shares authorized; 83,100,498 and 83,000,498 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	83,101	83,001
Preferred stock, par value of $.001, 1,000,000 shares authorized; 50,000 and 0 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	50	-
Additional paid-in capital	8,745,131	7,985,860
Accumulated deficit	(11,389,436)	(10,584,896)
Total Stockholders' deficit	(2,561,154)	(2,516,035)
Total Liabilities and Stockholders' deficit	$489,035	$521,646

See accompanying Notes to Condensed Consolidated Financial Statements.

THE GUITAMMER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014

Total revenue	$406,631	$138,890	$1,288,225	$633,789

Cost of goods sold	207,809	76,927	673,402	342,907
Gross profit	198,822	61,963	614,823	290,882

Operating expenses
General and administrative	331,289	361,208	1,219,852	1,102,589
Research and development	1,288	-	2,863	10,782
	332,577	361,208	1,222,715	1,113,371

Loss from operations	(133,755)	(299,245)	(607,892)	(822,489)

Other income (expense)
Investment Income from joint venture	8,770	-	34,836	-
Net Interest expense	(58,390)	(56,624)	(215,155)	(163,493)
	(49,620)	(56,624)	(180,319)	(163,493)

Loss before provision for income taxes	(183,375)	(355,869)	(788,211)	(985,982)

Provision for income taxes	-	-	-	-
Loss before dividends on preferred stock	(183,375)	(355,869)	(788,211)	(985,982)

Dividends - preferred stock	(10,082)	-	(16,329)	-

Net loss available to common stockholders	$(193,457)	$(355,869)	$(804,540)	$(985,982)

Basic and diluted loss per common share	$(0.002)	$(0.004)	$(0.010)	$(0.013)

Basic and diluted weighted average common shares outstanding	83,100,498	79,616,199	83,073,392	78,520,523

See accompanying Notes to Condensed Consolidated Financial Statements.

THE GUITAMMER COMPANY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

NINE MONTHS ENDED SEPTEMBER 30, 2015 AND YEAR ENDED DECEMBER 31, 2014

(UNAUDITED)

					Additional
	Common Stock		Preferred Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2014	77,905,248	$77,906	$-	$-	$7,253,730	$(9,206,795)	$(1,875,159)

Warrants issued for debt issuance and to revise debt agreements to include accrued interest	-	-	-	-	32,208	-	32,208

Employee stock option compensation	-	-	-	-	203,567	-	203,567

Common stock and warrants issued for services	687,500	687	-	-	89,675	-	90,362

Options/warrants exercised for common stock purchase	4,407,750	4,408	-	-	406,680	-	411,088

Net loss						$(1,378,101)	(1,378,101)
Balance, December 31, 2014	83,000,498	$83,001	$-	$-	$7,985,860	$(10,584,896)	$(2,516,035)

Employee stock option compensation	-	-	-	-	157,421	-	157,421

Common stock issued for services	100,000	100	-	-	8,400	-	8,500

Warrants earned in connection with joint venture	-	-	-	-	93,500	-	93,500

Preferred stock issuance	-	-	50,000	50	499,950	-	500,000

Dividends - preferred stock	-	-	-	-	-	(16,329)	(16,329)

Net loss before divendends on preferred stock						$(788,211)	(788,211)
Balance, September 30, 2015	83,100,498	$83,101	$50,000	$50	$8,745,131	$(11,389,436)	$(2,561,154)

See accompanying Notes to Condensed Consolidated Financial Statements.

THE GUITAMMER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities
Net loss before dividends on preferred stock	$(788,211)	$(985,982)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and patent amortization	27,118	35,336
Amortization of deferred financing fees	20,050	20,050
Amortization of debt discount	7,249	6,531
Employee stock options	157,421	107,604
Stock and warrants issued for services	8,500	73,001
Investment income from joint venture	(34,836)	-
Loss on sale of assets	-	2,368
Change in fair value of warrant liability	(21,768)	(44,726)

Changes in assets and liabilities
Accounts receivable	(38,502)	7,054
Inventory, net	175,434	186,536
Prepaid expenses	-	6,010
Accounts payable and accrued expenses	90,445	249,726
Deferred revenue	(9,218)	(12,346)
Net cash used in operating activities	(406,318)	(348,838)

Cash flows from investing activities
Purchase of intangible assets	(3,890)	(16,552)
Proceeds on sale of property and equipment	-	37,218
Purchase of property and equipment	-	(14,921)
Net cash (used in) provided by investing activities	(3,890)	5,745

Cash flows from financing activities
Proceeds from options and warrants exercised	-	238,688
Proceeds from private offering of preferred stock	500,000	-
Proceeds from debt	-	100,000
Payment of debt	(70,075)	(44,200)
Net cash provided by financing activities	429,925	294,488

Net increase (decrease) in cash and cash equivalents	19,717	(48,605)
Cash and cash equivalents, beginning of period	16,185	140,231
Cash and cash equivalents, end of period	$35,902	$91,626

Supplemental disclosure of cash flow information
Cash paid during the period for
Interest	$75,888	$66,518
Income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities
Accrued preferred stock dividends	$16,329	$-
Accrued interest converted to debt	$-	$20,178
Earned warrants in connection with joint venture	$93,500	$-
Issuance of common stock or warrants for professional services	$8,500	$73,001
Issuance of warrants for debt modification	$-	$13,464
Issuance of warrants for debt discount	$-	$18,744

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

Accounts receivable are uncollateralized customer obligations due under normal trade terms generally requiring payment within 30 days from the invoice date. The Company recorded an allowance of $5,073 and $4,598 at September 30, 2015 and December 31, 2014, respectively.

Inventory

Inventory, consisting of finished goods, is stated at the lower of cost or market. Cost is determined using the weighted average method. Inventory that is determined to be obsolete or not sellable is expensed immediately. The Company recorded a reserve for obsolete items of $10,415 at September 30, 2015 and December 31, 2014.

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

Deferred Revenue

The Company received prepayment for products from some of its customers as the Company requires prepayment before goods are shipped to all international customers. As of September 30, 2015 and December 31, 2014, the Company had deferred revenue of $27,681 and $36,899, respectively. The Company recognizes revenue and decreases deferred revenue in accordance with the revenue recognition policy.

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

There were no uncertain tax positions at September 30, 2015 or December 31, 2014, as the Company's tax positions for open years meet the recognition thresholds of more likely than not to be sustained upon examinations. When necessary, the Company would accrue penalties and interest related to unrecognized tax benefits as a component of income tax expense. Tax returns for the years 2012 through 2014 are currently open to examination. Tax returns prior to 2012 are no longer subject to examination by tax authorities.

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

1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The carrying amount reported in the balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of the long term debt and revolving line of credit at September 30, 2015 and December 31, 2014 approximated the carrying amount based on interest rates that were close to market rates or being close to maturity and were determined on a Level 2 measurement.

The Black-Scholes valuation model is used to estimate the fair value of the warrants. The significant assumptions considered by the model were the remaining term of the warrants, the fair value per share stock price of $.065 and $.07, a risk free treasury rate for .88 to 1.92 years and .50 to 2.75 years of .093% to .614% and .120% to .993% at September 30, 2015 and December 31, 2014, respectively and an expected volatility of 60%. At September 30, 2015 and December 31, 2014, the fair value of warrants were determined on a Level 2 measurement.

Advertising

Costs of advertising and marketing are expensed as incurred including the cost of making commercials. Advertising and marketing costs were $101,024 and $64,092 for the nine months ending September 30, 2015 and 2014, respectively.

Shipping and Handling

Shipping and handling costs of approximately $110,800 and $56,000 for the nine months ending September 30, 2015 and 2014, respectively, are included in general and administrative expenses in the statements of operations.

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

	September 30,	December 31,
	2015	2014

Potentially dilutive securities:
Outstanding time-based stock options	43,462,561	44,211,505
Outstanding time-based warrants	11,131,612	15,000,908
Joint venture warrants earned to be issued	2,750,000	-
Convertible preferred stock	50,000	-

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

For a public entity, the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is not permitted. We are currently assessing the impact this standard will have on the Company's consolidated financial statements or required disclosures.

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

1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In November, 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity. The amendments in this ASU do not change the current criteria in U.S. GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. The amendments clarify how current U.S. GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, the amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract. Furthermore, the amendments clarify that no single term or feature would necessarily determine the economic characteristics and risks of the host contract. Rather, the nature of the host contract depends upon the economic characteristics and risks of the entire hybrid financial instrument. The amendments in this ASU also clarify that, in evaluating the nature of a host contract, an entity should assess the substance of the relevant terms and features (i.e., the relative strength of the debt-like or equity-like terms and features given the facts and circumstances) when considering how to weight those terms and features. Specifically, the assessment of the substance of the relevant terms and features should incorporate a consideration of: (1) the characteristics of the terms and features themselves (for example, contingent versus non-contingent, in-the-money versus out-of-the-money); (2) the circumstances under which the hybrid financial instrument was issued or acquired (e.g., issuer-specific characteristics, such as whether the issuer is thinly capitalized or profitable and well-capitalized); and (3) the potential outcomes of the hybrid financial instrument (e.g., the instrument may be settled by the issuer issuing a fixed number of shares, the instrument may be settled by the issuer transferring a specified amount of cash, or the instrument may remain legal-form equity), as well as the likelihood of those potential outcomes. The amendments in this ASU apply to all entities that are issuers of, or investors in, hybrid financial instruments that are issued in the form of a share. The amendments in this ASU are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. For all other entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Early adoption, including adoption in an interim period, is permitted. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The effects of initially adopting the amendments in this ASU should be applied on a modified retrospective basis to existing hybrid financial instruments issued in the form of a share as of the beginning of the fiscal year for which the amendments are effective. Retrospective application is permitted to all relevant prior periods. We are currently assessing the impact this standard will have on the Company's consolidated financial statements or required disclosures.

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

2 - GOING CONCERN

The Company has incurred net losses, negative cash flows from operating activities, and has an accumulated deficit of approximately $11,390,000 at September 30, 2015. In addition, at September 30, 2015 the Company had a cash balance of approximately $35,900 and working capital deficiency of approximately $2,765,000. The Company has relied upon cash from its financing activities to fund its ongoing operations as it has not been able to generate sufficient cash from its operating activities in the past and there is no assurance it will be able to do so in the future. Unless the Company can obtain additional cash resources, these factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

3 - PROPERTY AND EQUIPMENT, NET

	September 30,	December 31,
	2015	2014
Equipment and electronics	$175,876	$175,876
Furniture and fixtures	20,257	20,257
Leasehold improvements	12,313	12,313
	208,446	208,446

Less accumulated depreciation	(165,439)	(144,273)
Property and equipment, net	$43,007	$64,173

Depreciation expense for the three month period and nine month periods ended September 30, 2015 was $7,055 and $21,166 respectively. Depreciation expense for the three month period and nine month periods ended September 30, 2014 was $8,878 and $29,204 respectively.

4 – DEFERRED FINANCING COSTS, NET

	September 30,	December 31,
	2015	2014
Deferred financing costs	$153,454	$153,454
Less Accumulated Amortization	(148,892)	(128,388)
Deferred financing costs, net	$4,562	$25,066

Amortization expense for deferred financing costs for the periods ended September 30, 2015 and 2014 was $20,050. In January 2014, the notes payable to Forest Capital for $150,000 and the Julie Jacobs Trust for $100,000 were modified extending the maturity date by two years and the unpaid interest on each of these notes was added to the loan balance. As an inducement to extend the notes term and add the interest due and unpaid interest to the notes balance, the Company issued 324,000 warrants to Forest Capital and 216,000 warrants to the Julie Jacobs Trust. The cost of the warrants was valued at $13,464 using the Black Scholes valuation model and was added to deferred financing costs and is being amortized over the remaining life of the loan.

5 - LINE OF CREDIT

The Company has entered into an unsecured line of credit arrangement with Key Bank, which carries a maximum possible loan balance of $40,000 at an annual interest rate of 6.25% and is due on demand. As of September 30, 2015 and December 31, 2014, the Company had borrowed $39,523.

6 – ACCRUED EXPENSES

Accrued expenses consisted of the following at September 30, 2015 and December 31, 2014:

	September 30,	December 31,
	2015	2014
Accrued payroll	$80,034	$47,379
Accrued interest	347,266	233,308
Warrant liability	27,636	49,404
Miscellaneous accrued expenses	57,238	36,847
	$512,174	$366,938

As more fully described in footnote 8, the Company has recorded a warrant liability of $27,636 and $49,404 as of September 30, 2015 and December 31, 2014, respectively, which is based on the Black-Scholes valuation model to estimate the fair value of the warrants. The significant assumptions considered by the model were the remaining term of the warrants, the fair value per share stock price of $.065 and $.07, a risk free treasury rate for .88 to 1.92 years and .50 to 2.75 years of .093% to .614% and .120% to .993% at September 30, 2015 and December 31, 2014, respectively and an expected volatility of 60%.

7 - DEBT

Debt payable to related parties is as follows:

September 30,	December 31,
2015	2014

Note payable to Julie E. Jacobs Trust, a stockholder, in the amount of $50,000 with interest on the unpaid principal balance computed from the date of this loan until paid in full at the rate equal to the Wall Street Journal Prime Rate plus 4.75%, (which is 8% as of the date of the loan and at 09/30/2015) with interest payable annually on January 3rd and with the principal balance due on January 3, 2016. As an inducement to make this loan, the Company issued 400,000 warrants to purchase stock at $.24 per share which were valued at $9,372 using the Black Scholes valuation model and were recorded as a loan discount. The discount is being amortized over the life of the loan and the amortization expense for the 9 months ended September 30, 2015 was approximately $3,650.

$48,752	$45,114

Note payable to The Walter Doyle Trust, a stockholder, in the amount of $50,000 with interest on the unpaid principal balance computed from the date of this loan until paid in full at the rate equal to the Wall Street Journal Prime Rate plus 4.75%, (which is 8% as of the date of the loan and at 09/30/2015) with interest payable annually on January 3rd and with the principal balance due on January 3, 2016. As an inducement to make this loan, the Company issued 400,000 warrants to purchase stock at $.24 per share which were valued at $9,372 using the Black Scholes valuation model and were recorded as a loan discount. The discount is being amortized over the life of the loan and the amortization expense for the 9 months ended September 30, 2015 was approximately $3,650.

48,752	45,114

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

162,107	162,107

7 - DEBT(continued)

	September 30,	December 31,
	2015	2014

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

	108,071	108,071

Note payable to Thelma Gault, a stockholder, in the original amount of $800,000 at an interest rate of 10%. The loan is collateralized by all assets of the Company, and on April 25, 2008 signed an agreement in which her collateralization is shared with the State of Ohio. On November 18, 2010, Thelma Gault signed an agreement subordinating up to $700,000 of debt to the Walter Doyle Trust and the Julie Jacobs Trust and to Standard Energy through the Julie Jacobs Trust. Note was due on June 1, 2014 and now is considered due on demand.	584,352	584,352

Total debt payable to related parties	$952,034	$944,758

Less current portion of debt payable to related parties	952,034	604,529

Long term debt payable to related parties	$-	$340,229

7 - DEBT (continued)

	September 30,	December 31,
	2015	2014
Other debt is as follows:

Note payable to Innovation Ohio Loan Fund (IOLF) at an interest rate of 8%. The interest rate increased to 10.5% effective October 1, 2014 as a result of missing a loan covenant. Monthly payments of principal, interest, escrow, and service fees are based on the loan agreement. The loan is collateralized by all assets of the Company, and this collateralization is shared with the Thelma Gault per agreement signed on April 25, 2008. On November 29, 2010, The Director of Development for the State of Ohio signed an agreement subordinating up to $700,000 of debt to the Walter Doyle Trust and the Julie Jacobs Trust and to Standard Energy through the Julie Jacobs Trust. On December 1, 2012, Note was modified extending the due date to November 2015. The Company's last payment was made in September of 2015 for June of 2015, causing the loan to now be considered due on demand. The Company is working with the IOLF to re-term the loan schedule.

	$255,492	$325,280

Notes payable to Merrill Lynch in the original amount of $400,000, with interest payable at Libor plus .56%. In addition, this debt is guaranteed 50% each by the Walter J. Doyle Trust and the Julie E. Jacobs Trust. As compensation for their guarantees, the trusts receive 4% per annum and share a first position lien on all assets. The note is due on demand.	394,582	395,350

Notes payable to four different investors in the original amount of $250,000 at an original interest rate of 12%. On January 31, 2012, all of these notes except for a $75,000 note were converted to shares of stock at a price of $.25 per share. The $75,000 note was due June 30, 2012 and is now considered due on demand. The interest rate on the note has increased to 25% due to a default provision of the note.	75,000	75,000

Other debt	$725,074	$795,630

Less current portion of debt payable to non-related parties	725,074	795,630

Long term debt payable to non-related parties	$-	$-

7 - DEBT(continued)

The principal maturities of the notes payable for the next five years and in the aggregate are as follows:

Period ending
September 30,
2016	$1,677,108
2017	-
2018	-
2019	-
2020	-
$1,677,108

The Company is not in compliance with certain debt covenants and has not received waivers from the lender. As a result, the notes payable with an outstanding balances of $75,000 and $255,492 are due on demand and are classified as current in the accompanying balance sheets.

8 - STOCKHOLDERS' DEFICIENCY

Stock Sales

On May 4, 2015, the Company sold in a private offering to a current Board member and to two other accredited investors that are existing shareholders, a total of 50,000 shares of its Series A Preferred The Preferred Stock pays an annual dividend of $.80 cents per share (payable in cash or Common Stock at the Company's discretion) and each share is convertible into 66.67 shares of Common Stock at the Company's discretion. Forty million shares of Common Stock have been reserved for the purposes of payment of dividends on preferred stock and the conversion of Preferred Stock into Common Stock. The Preferred Stockranks senior to the Common Stock in liquidation.

During the year ended December 31, 2014, warrants were exercised for the purchase of 4,407,750 shares; 312,500 of the warrants were exercised at a price of $.005 per share and 4,095,250 of the warrants were exercised at a price of $.10 per share.

8 - STOCKHOLDERS' DEFICIENCY (continued)

Options

On February 1, 2012, the Board approved and granted 600,000 stock options to three of its employees, with an exercise price of $.25 per share with a vesting schedule of 60% on the first anniversary of the grant, 20% on the second anniversary of the grant and the final 20% on the third anniversary of the grant. On November 26, 2012, the Board approved and granted 3,000,000 stock options to the Company's president and CEO, with an exercise price of $.25 per share with a vesting schedule of 33 and 1/3% on the first anniversary of the grant, 33 and 1/3% on the second anniversary of the grant and the final 33 and 1/3% on the third anniversary of the grant. On December 3, 2014, the Board reduced the exercise price on the 600,000 and 3,000,000 stock options issued on February 1, 2012 and November 26, 2012, respectively, from $.25 to $.075, which was the market price of the stock on December 3, 2014. Additional compensation expense of approximately $20,500 and $55,000 has been recognized based on this exercise price reduction at September 30, 2015 and December 31, 2014, respectively and additional compensation expense of approximately $3,600 will be recognized over the remainder of the year ending December 31, 2015. On December 3, 2014, the Board approved and granted 1,950,000 stock options to five of its employees, with an exercise price of $.075 per share with a vesting schedule of 60% on the first anniversary of the grant, 20% on the second anniversary of the grant and the final 20% on the third anniversary of the grant. On December 3, 2014, the Board approved and granted 1,500,000 stock options to the two non-employee directors of the Company with an exercise price of $.075 per share with a vesting schedule of 25% on the first anniversary of the grant, 25% on the second anniversary of the grant, 25% on the third anniversary of the grant and 25% on the fourth anniversary of the grant. Full vesting is to occur upon a change in ownership of the Company for all of these stock options.

The following table summarizes the activity for all stock options:

	Number of Options	Range of Exercise Price	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Weighted Average Grant Date Fair Value
Outstanding options as of January 1, 2014	40,761,505	$.00320 -$.25000	$.03704	5.55	$.03285
Options granted	3,450,000	$.07500	$.07500	9.93	$.07500
Options cancelled/expired	-	-	-	-	-
Options exercised	-	-	-	-	-
Outstanding options as of December 31, 2014	44,211,505	$.00320-$.07500	$.02575	4.97	$.02390
Options granted	-	-	-	-	-
Options cancelled/expired	748,944	$.02131	$.02131	-	$.07514
Options exercised	-	-	-	-	-
Outstanding options as of September 30, 2015	43,462,561	$.00320-$.07500	$.02583	4.30	$.02415

8 - STOCKHOLDERS' DEFICIENCY (continued)

The following table provides information about options under the Plan that are outstanding and exercisable as of September 30, 2015:

	Options Outstanding		Options Exercisable
Exercise Price	As of September 30, 2015	Weighted Average Contractual Life Remaining	As of September 30, 2015
$.00320	10,056,677	4.01 years	10,056,677
$.02131	26,355,884	3.40 years	26,355,884
$.07500	3,600,000	7.02 years	2,600,000
$.07500	3,450,000	9.18 years	-
	43,462,561		39,012,561

Included in the above table are 5,792,670 options to non-employees and 37,669,891 to officers, directors and employees of the Company.

Warrants

The Company has 11,131,612 and 15,000,908 warrants outstanding as of September 30, 2015 and December 31, 2014, respectively. Additionally, for the period ending September 30, 2015, the Company recognized an obligation to issue 2,750,000 warrants related to the joint venture at an exercise price of $.010. These warrants have not been issued yet (see note 11). For the year ending December 31, 2014, 2,269,230 warrants were issued at an exercise price of $0.24 as follows: 1,340,000 warrants were issued in connection with the new debt issuances and debt modifications and the Company issued 929,230 warrants in exchange for services.

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

8 - STOCKHOLDERS' DEFICIENCY (continued)

See footnote 11 for discussion on contingent warrants.

This table summarizes the grant date and exercise date for all warrants:

	Number of	Exercise
	Warrants	Price	Expiration Date
Outstanding Warrants from January 1, 2011	499,296	$.02131	July, 2016
	293,336	$.02131	August, 2017

Outstanding Warrants Granted in 2012	2,500,000	$.24000	May, 2016
	200,000	$.24000	June, 2016
	100,000	$.24000	October, 2016

Outstanding Warrants Granted in 2013	3,806,250	$.24000	May, 2016
	312,500	$.24000	June, 2016
	250,000	$.24000	July, 2016
	500,000	$.24000	September, 2016
	62,500	$.24000	October, 2015
	156,250	$.24000	October, 2016
	62,500	$.24000	November, 2015
	781,250	$.24000	November, 2016
	62,500	$.24000	December, 2015

Outstanding Warrants Granted in 2014	62,500	$.24000	January, 2016
	616,000	$.24000	January, 2017
	62,500	$.24000	February, 2016
	62,500	$.24000	March, 2016
	62,500	$.24000	April, 2016
	62,500	$.24000	May, 2016
	62,500	$.24000	June, 2016
	62,500	$.24000	July, 2016
	62,500	$.24000	August, 2016
	62,500	$.24000	September, 2016
	62,500	$.24000	October, 2016
	194,000	$.10000	October, 2018
	62,500	$.24000	November, 2016
	47,730	$.10000	December, 2018

Outstanding Warrants Granted in 2015	-	-
Outstanding Warrants as of		$.02131-	Expiration dates as
September 30, 2015	11,131,612	$.24000	As listed above

8 - STOCKHOLDERS' DEFICIENCY (continued)

The warrants for 792,632 shares issued prior to January 1, 2011, include certain provisions that protect the holders from a decline in the stock price of the Company. As a result of those provisions, the Company recognizes the warrants as liabilities at their fair values on each reporting date.

As shown in footnote 6, the Company has recorded a warrant liability of $27,636 and $49,404 as of September 30, 2015 and December 31, 2014, respectively, which is based on the Black-Scholes valuation model to estimate the fair value of the warrants.

The significant assumptions considered by the model were the remaining term of the warrants, the fair value per share stock price of $.065 and $.07, a risk free treasury rate for .88 to 1.92 years and .50 to 2.75 years of .093% to .614% and .120% to .993% at September 30, 2015 and December 31, 2014, respectively and an expected volatility of 60%.

9 - COMMITMENTS

In July of 2013, the Company entered into a four year extension of the lease for the rental of the office and warehouse space expiring on August 31, 2017. Under the terms of the current lease and the four year extension, the Company's future minimum rental payments are: $22,050 for 2015, $89,000 for 2016, and $60,400 for 2017. Total rent expense for periods ending September 30, 2015 and 2014 was $64,408 and $63,806, respectively.

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

Stock and warrants issued for services

During the nine months ending September 30, 2015, the Company issued 100,000 shares of common stock for consulting services valued at $8,500. During the 9 months ending September 30, 2014, the Company issued 562,500 shares of common stock and 562,500 warrants for consulting services valued at $73,001.

9 – COMMITMENTS (continued)

On February 10, 2012, the Company entered into a 3 month agreement with John Ertmann for advisory services. Under the terms of the agreement, Mr. Ertmann will be compensated at a rate of 40,000 shares of common stock and 40,000 warrants per month. The agreement has been extended through December, 2014, with the compensation arrangement of 40,000 shares of common stock and 40,000 warrants per month for April and May of 2013, and 62,500 shares of common stock and 62,500 warrants per month for the months June 2013 through December 2014. In December, 2014 and for the first nine months of 2015, Mr. Ertmann was not available for advisory services and consequently, no common stock or warrants were issued for those months.

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

The Company had no major customer for the period ending September 30, 2015 and one major customer at September 30, 2014. A major customer is defined as one that purchases ten-percent or more in a reporting period. Net sales for the nine months ended September 30, 2015 and 2014 include sales to the following major customer:

Customer	2015	2014
Amazon.com	4.5%	11.6%

Amazon.com accounted for 18.4% and 29.1% of the total accounts receivable balance at September 30, 2015 and December 31, 2014, respectively.

The Company had major suppliers in each of the reporting periods presented. A major supplier is defined as one that provides ten-percent or more of total cost-of-sales in a particular reporting period or has an outstanding account payable balance of ten-percent or more as of the reporting period.

10 - CONCENTRATION OF CREDIT RISK (continued)

	Purchases During 9 Months ending September 30, 2015	Account Payable Percentage at September 30, 2015	Purchases During 9 Months ending September 30, 2014	Account Payable Percentage at December 31, 2014
LFT Manufacturing, LLC	62%	10%	-	16%
Actiway Industrial Co.	25%	12%	-	12%
Sonavox Canada, Inc.	5%	7%	11%	9%
Eminence Speaker, LLC	-	39%	77%	35%

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

11 – RELATED PARTY TRANSACTIONS (continued)

At September 30, 2015, the criteria from item 1 and 2 above has been satisfied, but the other criteria have not been met. Under generally accepted accounting principles, these warrants are considered contingent consideration in connection with the establishment of a joint venture. In connection with these rules, since criteria 1 and 2 as noted above have been achieved, this contingency has been reflected as an increase of $93,500 for both our investment in this joint venture and to additional paid in capital using the Black-Scholes valuation model to estimate the fair value of the warrants. Upon satisfactory completion of all of these criteria, the warrants will be issued.

The Company accounts for this joint venture as an equity method investment. Under the equity method of accounting, an Investee company's accounts are not reflected within the Company's Consolidated Balance Sheets and Consolidated Statements of Income; however, the Company's share of the earnings or losses of the Investee Company is reflected in the Company's Consolidated Statements of Income. The Company's carrying value in an equity method Investee company are reflected in the Company's Consolidated Balance Sheets. The Company's share of earnings for the period ending September 30, 2015 was approximately $35,000 and has been recorded in the Company's Consolidated financial statements. The company purchased $312,558 of product for the nine month ending September 30, 2015 and $106,036 of product for the year ended December 31, 2014 from LFT Manufacturing, LLC.

12 – OTHER ASSETS

Other assets consist of patents and trademarks related to the ButtKicker brand products and technology. The assets are being amortized over 10 years based on the estimated useful lives of the patents and trademarks. Amortization of the intangible assets, which is included in general and administrative expenses, was $5,953 and $6,132 for the periods ended September 30, 2015 and 2014, respectively. The estimated future amortization expense for intangible assets is approximately: $2,000 in 2015, $6,700 in 2016, $4,300 in 2017, $2,600 in 2018 and 2019 and approximately $9,400, thereafter.

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

Accounts receivable are uncollateralized customer obligations due under normal trade terms generally requiring payment within 30 days from the invoice date. The Company recorded an allowance of approximately $5,100 and $4,600 at September 30, 2015 and December 31, 2014, respectively.

Inventory

Inventory, consisting of finished goods, is stated at the lower of cost or market. Cost is determined using the weighted average method. Inventory that is determined to be obsolete or not sellable is expensed immediately. The Company recorded a reserve for obsolete items of $10,415 at September 30, 2015, and December 31, 2014.

Revenue Recognition

The Company recognizes revenue from the sale of its products when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed and determinable, and collectability is reasonably assured.

Deferred Revenue

The Company received prepayment for products from some of its customers as the Company requires prepayment before goods are shipped to almost all international customers. As of September 30, 2015 and December 31, 2014 the Company had deferred revenue of $27,681 and $36,899 respectively. The Company recognizes revenue and decreases deferred revenue in accordance with the revenue recognition policy.

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

There were no uncertain tax positions at September 30, 2015 or December 31, 2014, as the Company's tax positions for open years meet the recognition thresholds of more likely than not to be sustained upon examinations. Tax returns for the years 2012 through 2014 are currently open to examination. Tax returns prior to 2012 are no longer subject to examination by tax authorities.

Shipping and Handling

Shipping and handling costs of approximately $110,800 and $56,000 for the nine months ending September 30, 2015 and 2014, respectively, are included in general and administrative expenses in the statements of operations.

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

Nine months ended September 30, 2015

All references below to per share and shares of Common Stock of the Company reflect the reorganization.

Results of Operations

Revenue increased $654,436 or 103.3%, to $1,288,225 for the nine months ended September 30, 2015, compared to revenue of $633,789 for the nine months ended September 30, 2014. The Company was able to obtain key inventory items due to its relationship with LFT Manufacturing as explained in Note 11 of the financial statements which allowed the Company to have sufficient levels of inventory during most of the nine month and consequently, the Company was able to show significant improvement in revenue for the first nine months of 2015 compared to the first nine months of 2014. Additionally, in the first nine months of 2015, revenue of approximately $188,100 was derived from sales to the cinema market compared to approximately $24,600 of sales for the first nine months of 2014. Management believes that revenue from the cinema market will continue and increase through 2015 and beyond.

Cost of goods sold increased $330,495, or 96.4%, to $673,402, for the nine months ended September 30, 2015, compared to cost of goods sold of $342,907 for the nine months ended September 30, 2014. The 96.4% increase in the cost of goods sold for the nine months ending September 30, 2015 corresponds closely with the 103.3% increase in revenue for the same time period, but is lower due to lower purchase prices of inventory items purchased from LFT Manufacturing, LLC, an affiliated vendor the company began using in the 4th quarter of 2014 and due to variations in the sales mix of products sold as the profit margin for some products are slightly higher than for others.

Gross profit increased by $323,941 or 111.4% to $614,823 for the nine months ended September 30, 2015, compared to gross profit of $290,882 for the nine months ended September 30, 2014. Our gross margin percentage increased to 47.7% from 45.9% for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, for the reasons mentioned in the cost of goods sold paragraph above.

General and administrative expenses increased $117,263 or 10.6%, to $1,219,852 for the nine months ended September 30, 2015, compared to general and administrative expenses of $1,102,589 for the nine months ended September 30, 2014. Significant variations within the general and administrative expenses were as follows:

	September 30, 2015	September 30, 2014	Increase (Decrease)
Payroll and related	$586,577	$469,958	$116,619
Professional fees	189,681	259,055	(69,374)
Freight and related	110,824	56,099	54,725
Advertising and marketing	101,023	64,092	36,931
Stock warrant expense	(21,768)	(44,726)	22,958
Patent renewal and licenses	21,954	37,528	(15,574)
Repairs and maintenance	463	15,753	(15,290)
Depreciation	21,166	29,204	(8,038)
Supplies	15,383	22,850	(7,467)
Travel and Entertainment	69,398	62,116	7,282
All other general & admin. expenses	125,151	130,660	(5,509)
	$1,219,852	$1,102,589	$117,263

Payroll and related expense increased by $116,619 in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, mainly due to cost of stock options issued to company employees in December of 2014 that are being expensed over the 3 year vesting schedule and the increase in officers' salaries awarded by the Company's Board in December 2014, effective in 2015.

Professional fees decreased by $69,374 in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, primarily due to a decrease in stock based consulting expenses related to marketing the Company's broadcast technology.

Freight and related expenses increased by $54,725 in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, primarily due to increased sales where shipping costs are paid by Guitammer during the nine months ending September 30, 2015.

Advertising and Marketing expense increased by $36,931 in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The increase is mainly due to television commercial costs associated with the Company's use of it haptic-tactile broadcast technology for Comcast Sports Net CA's ("CSNCA") telecasts of the San Jose Sharks' home games from the SAP Center in the first quarter of 2015. This increase was partially offset by advertising and marketing activities in the first quarter of 2014 related to its agreement with the National Hot Rod Association ("NHRA") including an onsite fan experience trailer and television commercials airing on ESPN2.

Stock warrant expense increased by $22,958 in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 due to adjusting the stock warrants liability to estimate the fair value of the warrants.

Patent renewal and licenses expense decreased by $15,574 in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, primarily due to more patents renewing in the nine months ending September 30, 2014 and the Company taking advantage of an early payment discount in the nine months ending September 30, 2015 on the annual renewal of a patent.

Repairs and Maintenance expenses decreased by $15,290 in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The decrease occurred primarily due to tooling costs of $12,452 in the nine months ended September 30, 2014 and no tooling costs in the nine months ending September 30, 2015.

Depreciation expense decreased by $8,038 in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, primarily due to the additional depreciation in the first six months of 2014, associated with equipment purchased for the tactile enhanced live sports broadcast of the NHRA. Most of this equipment was sold by June 30, 2014.

Supplies expense decreased by $7,467 in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, primarily due to the cost of supplies purchased in the third quarter of 2014 for the tactile enhanced live sports broadcast for Comcast Sports Net CA's ("CSNCA") telecasts of the San Jose Sharks' home games from the SAP Center.

Travel and entertainment expense increased by $7,282 in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The primary reason for the increase was travel expenses incurred in connection with the installation of our products in theaters in the second quarter of 2015, offset partially by the comparative decrease in Guitammer personnel travel costs related to the use of the Company's broadcast technology in the first quarter of 2015 with the CSNCA / San Jose Sharks broadcasts as compared to higher costs for the use of the Company's broadcast technology the first quarter of 2014 with the National Hot Rod Association.

Research and development expenses decreased by $7,919 to $2,863 for the nine months ended September 30, 2015, compared to $10,782 for the nine months ended September 30, 2014. In the first quarter of 2014, research and development expense was incurred in the further development of sensors for use with haptic-tactile broadcast technology for the NHRA telecasts on ESPN2. There were no research and development expenses incurred by the Company in the first quarter of 2015, but the expense decrease was partially offset by design work for changes in our amplifiers in the second and third quarters of 2015.

Loss from operations decreased by $214,597 or 26.1% for the nine months ended September 30, 2015 to $607,892 as compared to $822,489 for the nine months ended September 30, 2014. The decrease was caused by the increase in gross profit and the decrease in research and development expense, partially offset by the increase in general and administrative expenses as explained above.

Investment income from joint venture increased by $34,836 in the nine months ended September 30, 2015 compared to $0 for the nine months ended September 30, 2014, due to the joint venture the company has entered into to form LFT Manufacturing, the company's biggest supplier, as explained in Note 11 to the financial statements.

Net interest expense decreased $51,662 or 31.6%, to $215,155 for the nine months ended September 30, 2015, compared to interest expense of $163,493 for the nine months ended September 30, 2014. The decrease was due primarily to an interest rate charged on a loan which increased to 25% that was previously 12% due to a provision in the loan agreement.

Our net loss before dividends on preferred stock decreased $197,771 or 20.1% for the nine months ended September 30, 2015. We had net a loss before dividends of $788,211 for the nine months ended September 30, 2015, compared to a net loss of $985,982 for the nine months ended September 30, 2014. The decrease was caused primarily by the increase in gross profit and investment income, the decrease in research and development expense offset partially by the increase in general and administrative expense and interest expense.

Our net loss available to common stockholders decreased $181,442 or 18.4% for the nine months ended September 30, 2015. We had net a loss available to common stockholders of $804,540 (or basic and diluted net loss per share of $0.010) for the nine months ended September 30, 2015, compared to a net loss of $985,982 (or basic and diluted net loss per share of $0.013) for the nine months ended September 30, 2014. The primary reasons for decrease are explained in the paragraph directly above.

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

	September 30,	September 30,
	2015	2014
Net Loss available to common stockholders	$(804,540)	$(985,982)
Adjustments
Interest expense	215,173	163,503
Depreciation and patent amortization	27,119	35,336
Taxes	-	-
EBITDA	(562,248)	(787,143)
Less non-cash expenses from:
Stock warrant expense	(21,768)	(44,726)
Payment of stock and warrants to consultants	8,500	66,126
Employee stock options expense	157,421	107,604
Adjusted EBITDA	$(418,095)	$(658,139)

EBITDA increased $224,895 or 28.6% to $(562,248) for the nine months ended September 30, 2015, compared to EBITDA of $(787,143) for the nine months ended September 30, 2014. The $224,895 increase in EBITDA was primarily caused by the increase in revenue and gross profit, the increase in investment income from joint venture, the decrease in research and development expense, offset partially by increase in general and administrative expenses and interest expense.

Adjusted EBITDA, increased $240,044 or 36.5% to $(418,095) for the nine months ended September 30, 2015, compared to Adjusted EBITDA, of $(658,139) for the nine months ended September 30, 2014. The $240,044 increase in adjusted EBITDA was primarily due to higher revenue and gross profit, partially offset by increased administrative expenses.

Three months ended September 30, 2015 and September 30, 2014

Results of Operations

Revenue increased $267,741 or 192.8%, to $406,631 for the three months ended September 30, 2015, compared to revenue of $138,890 for the three months ended September 30, 2014. The Company was able to obtain key inventory items due to its relationship with LFT Manufacturing as explained in Note 11 of the financial statements. Additionally, in the third quarter of 2014, the Company was out of key inventory items and was unable to meet all of the customer demand.

Cost of goods sold increased $130,882, or 170.1%, to $207,809 for the three months ended September 30, 2015, compared to cost of goods sold of $76,927 for the three months ended September 30, 2014. The 170.1% increase in the cost of goods sold for the three months ending September 30, 2015, was lower than the 192.8% increase in revenue for the same time period due to lower purchase prices of inventory items purchased from LFT Manufacturing, LLC, an affiliated vendor the company began using in the 4th quarter of 2014 and due to variations in the sales mix of products sold as the profit margin for some products are slightly higher than for others.

Gross profit increased by $136,859 or 220.9% to $198,822 for the three months ended September 30, 2015 compared to gross profit of $61,963 for the three months ended September 30, 2014. The 220.9% increase in gross profit was primarily due to the increase in revenue and our gross margin percentage which increased to 48.9% from 44.6% for the three months ended September 30, 2015 compared to the three months ended September 30, 2014, for the reasons mentioned in the cost of goods sold paragraph above.

General and administrative expenses decreased $29,919, or 8.3%, to $331,289 for the three months ended September 30, 2015, compared to general and administrative expenses of $361,208 for the three months ended September 30, 2014. The decrease was primarily due to the decrease in stock warrant expense of approximately $18,000, the decrease in licenses and permits of approximately $22,000 and a decrease in professional fees of approximately $27,000 offset partially by an increase in payroll expense of approximately $39,000 for the 3 months ending September 30, 2015 compared to the 3 months ending September 30, 2014.

Research and development expenses increased $1,288 to $1,288 for the three months ended September 30, 2015, compared to $0 for the three months ended September 30, 2014. In the third quarter of 2015, research and development expense was incurred on design work for changes in our amplifiers. The Company spent nothing on research and development in the third quarter of 2014.

Investment income from joint venture increased by $8,770 in the three months ended September 30, 2015 compared to $0 for the three months ended September 30, 2014, due to the joint venture the company has entered into to form LFT Manufacturing, the company' as explained in Note 11 to the financial statements.

Net interest expense decreased $1,766 or 3.1%, to $58,390 for the three months ended September 30, 2015, compared to net interest expense of $56,624 for the three months ended September 30, 2014. The decrease was due primarily to an increase in interest rate charged on a loan to 25% that was previously 12% due to a provision in the loan agreement.

Our net loss before dividends on preferred stock decreased $172,494 or 48.5% for the three months ended September 30, 2015. We had net loss before dividends of $183,375 for the three months ended September 30, 2015, compared to a net loss of $355,869 for the three months ended September 30, 2014. The decrease in loss was primarily the result of the increase in gross profit offset partially by the increase in general and administrative expenses.

Our net loss available to common stockholders increased $162,412 or 45.6% for the three months ended September 30, 2015. We had net a loss available to common stockholders of $193,457 (or basic and diluted net loss per share of $0.002) for the three months ended September 30, 2015, compared to a net loss of $355,869 (or basic and diluted net loss per share of $0.004) for the three months ended September 30, 2014. The primary reasons for decrease is explain in the paragraph directly above.

Liquidity and Capital Resources

Total current assets were $285,463 as of September 30, 2015, consisting of cash of $35,902, net accounts receivable of $63,641, inventory of $185,789 and prepaid and other current assets of $131. Current assets decreased by $117,215 or 29.1% compared to current assets of $402,678 as of December 31, 2014 due to the decrease in inventory of $175,434, partially offset by an increase in cash of $19,717 and an increase in accounts receivable of $38,502.

Total current liabilities were $3,050,189 as of September 30, 2015, consisting of accounts payable of $739,703, accrued expenses of $512,174, current maturities of long-term debt of $1,677,108 deferred revenue of $27,681 and line of credit of $39,523. Current liabilities increased by $352,737 or 13.1% compared to current liabilities of $2,697,452 as of December 31, 2014 mainly due to the increases in current maturities of long-term debt and accrued expenses.

The working capital deficit increased by $469,952 or 20.5% to $2,764,726 for the nine months ending September 30, 2015 compared to the working capital deficit of $2,294,774 at December 31, 2014.

Cash Flows During the Nine Months Ended September 30, 2015

During the nine months ended September 30, 2015 we had a net increase in cash and cash equivalents of $19,717 primarily consisting of net cash provided by financing activities of $434,303 partially offset by net cash used in by operating activities of $410,696 and net cash used in investing activities of $3,890.

Net cash used in operating activities was $406,318 for the nine months ended September 30, 2015, consisting of an increase in: accounts receivable of $38,502 and accounts payable and accrued expenses of $90,445, decreases in: inventory of $175,434, and deferred revenue of $9,218. These changes were reduced by net loss of $788,211 which had adjustments for depreciation and patent amortization of $27,118, amortization of deferred financing fees of $20,050, amortization of debt discount of $7,249 employee stock options of $157,421, stock and warrants issued for services of $8,500, investment income from joint venture of $34,836, and a decrease in fair value of warrant liability of $21,768.

Net Cash used in investing activities was $3,890 for the nine months ended September 30, 2015 for the purchases of intangible assets.

Net cash provided by financing activities was $429,925 for the nine months ended September 30, 2015, consisting of proceeds from the private offering of preferred stock of $500,000 offset partially by payment of debt of $70,075.

In order to meet current consumer product backlog and anticipated orders, the Company also expects to need approximately $1,800,000 of cash to purchase inventory in the next 12 months. The Company expects to generate these funds from operations with any deficit to be funded through capital raises. We estimate that for the next 12 months we will also need approximately $850,000 for debt service. The Company expects to be able to re-term the other approximately $900,000 of debt within the next year.

The Company historically has incurred net losses, negative cash flows from operating activities, and has an accumulated deficit of approximately $11,390,000 at September 30, 2015. In addition, at September 30, 2015 the Company had a cash balance of approximately $36,000 and working capital deficiency of approximately $2,765,000. In both the near and long term, without additional financing, the Company is and will be in an illiquid position. The Company received cash through the sales of Common Stock and warrants to purchase Common Stock in the amount of $150,000 in the third quarter of 2011, $250,000 in the fourth quarter of 2011, $375,000 in the first quarter of 2012, $770,000 in the second quarter of 2012, $540,000 in the third quarter of 2012, $250,000 in the first quarter of 2013, $675,000 in the second quarter of 2013, $175,000 in the third quarter of 2013, $150,000 in the fourth quarter of 2013, $237,125 in the third quarter of 2014, and an additional $172,400 in the fourth quarter of 2014. Also, the Company received cash through the sales of preferred stock of $500,000 in the second quarter of 2015. The Company believes that the receipt of additional equity will enable it to purchase adequate inventory to meet its existing sales demand and to be able to increase sales through advertising and marketing related activities. There is no assurance that the Company will have any additional sales of stock or that the Company will be able to become operationally cash flow positive.

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

At this time, we have not secured any additional financing. We do not have any commitments for additional capital from third parties or from our officers or directors or any of our shareholders to supplement our operations or provide us with financing in the future. There can be no assurance that additional capital will be available to us, or that, if available, it will be on terms satisfactory to us. If we are unable to increase revenues from operations, to raise additional capital from conventional sources and/or additional sales of stock by December of 2015, we may be forced to curtail or cease our operations. These factors raise substantial doubt in our ability to continue as a going concern. Our financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. There is substantial doubt that we can continue as a going concern for the next 12 months unless additional funding is secured by the Company.

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

Changes in Internal Controls

During the nine months ended September 30, 2015, there were no significant changes in internal controls of the Company, or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended September 30, 2015, the Company sold in a private offering to three accredited investors and that are existing shareholders a total of 50,000 shares of its Series A Preferred Stock (Preferred Stock) for $10 per share.

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

Exhibit No.	Date of Document	Name of Document

2.0*	May 17, 2011	Agreement and Plan of Reorganization

3.0*	March 3, 1990	Articles of Incorporation of Guitammer-Ohio

3.1*	June 6, 2005	Certificate of Amendment of Guitammer- Ohio

3.2*	June 17, 2005	Certificate of Amendment of Guitammer- Ohio

3.3*		Code of Regulations of Guitammer - Ohio

3.4*	May 17, 2011	Articles of Incorporation of Guitammer- Nevada

3.4A ^^*	March 25, 2015	Amendment to Articles of Incorporation, filed March 25, 2015

3.4B ^^*	May 6, 2015	Amendment to Articles of Incorporation, filed March 25, 2015

3.5*		Bylaws of Guitammer - Nevada

4.0*	Sept. 30, 1999	1999 Non-Qualified Stock Option Plan, as amended

4.1*		Form of Option Agreement

4.2*	June 17, 2005	2005 Amendment to1999 Non-Qualified Stock Option Plan

4.3**	July 14, 2011	Form of Warrant issued to The Walter J. Doyle Trust

4.4**	July 14, 2011	Form of Warrant issued to Standard Energy Company

10. 1*	Nov. 1, 2002	Richard B. Luden $82,000 Note

10.1A#	Dec 21, 2011	Richard Luden Conversion Agreement 82K

10. 2*	May 13, 2005	Note Purchase Agreement—Walter Doyle, John O. Huston and Eric Roy

10. 3*	Sept.1, 2007	First Amendment To Note Purchase Agreement—Walter Doyle, John O. Huston and Eric Roy

10. 4*	May 13, 2005	Walter J. Doyle $150,000 Note

10.4A*	September 1, 2007	Amended and Restated Walter Doyle Note

10.4B###	January 31, 2012	Walter Doyle 150k Jan 31 2012 Note Conversion Agreement

10. 5*	May 13, 2005	Eric Roy $100,000 Note

10.5A*	March 28, 2011	Agreement to Convert An Existing Note—Eric P. Roy

10.5B*	September 1, 2007	Eric Roy 9.4 Stock Options on 100K 0901207 note

10.5C*	May 13, 2005	Eric Roy 16 stock options 05132005

10.5D*	May 13, 2006	Eric Roy 16 Stock options 05132006

10.5E*	September 1, 2007	Amended and Restated Eric Roy Note

10.5F###	January 31, 2012	Eric Roy Jan 31 2012 Note Conversion Agreement

10. 6*	May 13, 2005	John O. Huston $50,000 Promissory Note

10.6A*	September 1, 2007	John O. Huston 4.7 Stock options 09012007

10.6B*	May 13, 2005	John O. Huston 8 Stock Options 05132005

10.6C*	May 13, 2006	John O. Huston 8 Stock Options 05132006

10.6D*	September 1, 2007	Amended and Restated John O. Huston Promissory Note

10.6E###	January 31, 2012	John Huston Jan 31 2012 Note Conversion Agreement

10.7*	June 29, 2005	Note Purchase Agreement—Walter Doyle, Andrea L. Levenson and Gust Van Sant

10.8*	September 1, 2007	First Amendment To Note Purchase Agreement—Walter Doyle, Andrea L. Levenson and Gust Van Sant

10.9*	June 29, 2005	Walter J. Doyle $50,000 Promissory Note

10.9A*	September 1, 2007	Amended and Restated Walter Doyle Note

10.9B###	January 31, 2012	Walter Doyle 50K Jan 31 2012 Note Conversion Agreement

10.10*	June 29, 2005	Andrea Lerner Levenson $50,000 Promissory Note

10.10A*	September 1, 2007	Andrea Lerner Levenson 4.7 Stock Options on 50K 09012007 note

10.10B*	June 29, 2006	Andrea Lerner Levenson 8 stock options 6292006

10.10C*	June 29, 2005	Andrea Lerner Levenson 8 stock options 06292005

10.10D*	September 1, 2007	Amended and Restated Andrea L. Levenson Promissory Note

10.10E###	January 31, 2012	Andrea Levenson Jan 31 2012 Note Conversion Agreement

10.11*	June 29, 2005	Gust Van Sant $50,000 Promissory Note

10.11A*	September 1, 2007	Gust Van Sant 4.7 Stock Options on 50K 09012007 note

10.11B*	June 29, 2005	Gust Van Sant 8 Stock Options 06292005

10.11C*	June 29, 2006	Gust Van Sant 8 Stock Options 06292006

10.11D*	September 1, 2007	Amended and Restated Gust Van Sant Promissory Note

10.11E###	January 31, 2012	Gus Van Sant Jan 31 2012 Note Conversion Agreement

10.12*	July 19, 2005	Promissory Note --Opal Private Equity Fund, LP

10.12A*	September 1, 2007	Opal Private Equity Stock Warrants on 100K note

10.12B*	July 19, 2005	Opal 16 Stock Warrants 07192005

10.12C*	July 19, 2006	Opal 16 Stock Warrants 07192006

10.12D*	September 1, 2007	Amended and Restated Opal Promissory Note

10.13*	September 1, 2007	First Amendment To Note Purchase Agreement--Opal Private Equity Fund, LP

10.14*	July 19, 2005	Opal Private Equity Fund, LP $100,000 Note Purchase agreement

10.15*	July 3, 2005	Forest Capital $250,000 Working Capital Loan and Consulting Agreement

10.15A*	January 1, 2010	Forest Capital 214.7 options 01012010

10.15B#	December 21, 2011	Forest Capital Amended loan agreement 150k

10.15C##	February 1, 2012	Addendum to Conversion and Amended Loan Agreement with Forest Capital

10.15D&&	December 21, 2011	Forest Capital Conversion Agreement 250K

10.15E+&+	January 31, 2014	Forest Capital $150,000 Second Restated Promissory Note Rev 01272014

10.16*	May 5, 2003	Thelma Gault $800,000 Loan and Option Agreement

10.17*	January 31, 2008	First Amendment To Thelma Gault $800,000 Loan Agreement

10.18*	February 28, 2009	Second Amendment To Thelma Gault $800,000 Loan Agreement

10.19*	January 31, 2008	Thelma Gault $800,000 Amended and Restated Promissory Note

10.20*	November 18, 2010	Thelma Gault Subordination Agreement 1st Lien carve out

10.21*	March 9, 2009	Credit Facilitation Agreement—Walter J. Doyle Trust and Julie E. Jacobs Trust

10.21A*	February 26, 2009	Merrill Lynch Loan Application and acceptance

10.21B*	March 2009	Merrill Lynch Loan agreement

10.21C*	December 1, 2009	Revised Merrill Lynch Loan agreement

10.21D&&	December 21, 2011	Jacobs Trust Fee conversion agreement on 200k loan

10.21E&&	December 21, 2011	Doyle Trust Fee Conversion Agreement on 200k loan

10.22*	April 25, 2008	Ohio Innovation Loan Agreement

10.23*	April 25, 2008	Ohio Innovation Loan Security Agreement

10.24*	September 11, 2008	Ohio Innovation Loan Modification Agreement

10.24A*	September 17, 2009	Ohio Innovation Loan Modification Agreement 2nd mod

10.24B*	November 24, 2010	Ohio Innovation Loan Modification Agreement 3rd mod

10.24C -@-	December 1, 2012	Ohio Innovation Loan Modification Agreement 4th Mod

10.24D -@-	December 1, 2012	Ohio Innovation Loan Modification Agreement 5th Mod

10.25*	November 29, 2010	Ohio Innovation Loan Subordination Agreement

10.25A*	April 25, 2008	Ohio Innovation Loan Intercreditor agreement

10.25B*	April 25, 2008	Ohio Innovation Loan Cognovit promissory note

10.26*	April 7, 2010	Julie E. Jacobs Trust $100,000 Loan Agreement

10.26A#	December 21, 2011	Jacobs Trust Interest Conversion Agreement on 100K loan

10.26B#	December 21, 2011	Jacobs Trust Amended loan agreement 100K loan

10.26C+&+	January 31, 2014	Jacobs Trust $100,000 Second Restated Promissory Note Rev 01272014

10.27*	October 4, 2010	Amendment To Julie E. Jacobs Trust $100,000 Loan Agreement

10.28*	January 11, 2011	Joseph Albert $100,000 Convertible Promissory Note

10.29*	January 11, 2011	Joseph Albert $100,000 Convertible Promissory Note Extension Agreement

10.29B&&&	June 8, 2012	Joseph Albert Note Conversion Agreement

10.30*		Joseph Albert 50,000 Common Stock Purchase Warrants

10.30A*		Joseph Albert 100,000 Common Stock Purchase Warrants

10.30B&&&	June 8, 2012	Joseph Albert 150,000 Common Stock purchase Warrants

10.31*	October 5, 2010	Standard Energy Company $100,000 Loan Agreement and Promissory Note

10.31A#	December 21, 2011	Standard Energy Note Conversion Agreement

10.31B##	February 1, 2012	Addendum to Note Conversion Agreements with Standard Energy Company

10.32*	October 11, 2010	Doyle Trust $25,000 Promissory Note

10.32A*	October 5, 2010	Doyle Trust $25,000 Loan Agreement

10.32B##	February 1, 2012	Addendum to Note Conversion Agreements with The Walter J. Doyle Trust

10.32C&&	December 21, 2011	Doyle Trust Note Conversion Agreement 25K

10.33*	November 12, 2010	Walter J. Doyle Trust and Julie E. Jacobs Trust Inventory Financing Agreement

10.33A*	November 12, 2010	Jacobs Trust Stock 82.8 Options

10.34*	November 12, 2010	Walter J. Doyle Trust $150,000 Promissory Note

10.34A#	December 21, 2011	Doyle Trust Conversion Agreement 150K

10.34B##	February 1, 2012	Addendum to Note Conversion Agreements with The Walter J. Doyle Trust

10.35*	November 12, 2010	Standard Energy Company $150,000 Promissory Note

10.35A#	December 21, 2011	Standard Energy Note Conversion Agreement 100k

10.35B##	February 1, 2012	Addendum to Note Conversion Agreements with Standard Energy Company

10.36*	February 2, 2011	Robison Note Extension Agreement

10.36A*	July 10, 2010	Robison original promissory note

10.37*	February 2, 2011	Robison $50,000 Convertible Promissory Note

10.37A&&&	June 22, 2012	Robison Note Conversion agreement

10.38*		Robison Common Stock Purchase Warrants for 50,000 shares and 25,000 shares

10.38A&&&	June 22, 2012	Robison Common Stock Purchase Warrants for 75,000 shares

10.39*	February 24, 2011	Carl A. Generes $35,000 Promissory Note

10.40*	July 13, 2009	Lease Modification Agreement

10.40A*	January 18, 2006	Lease Agreement – original

10.40B **	April 10, 2008	First Lease Agreement Amendment

10.40C ***	August 11, 2011	(Second) Lease Modification Agreement

10.41&&	November 16, 2011	Watters Agreement November 2011

10.41A ****	February 9, 2012	Extension to Watters agreement January to March 2012

10.42&&	December 5, 2011	Jeff Paltrow dba Litehouse Capital Contractual Agreement December 2011

10.43&&	December 19, 2012	Cervelle Group marketing Agreement December 2011

10.44****	February 10, 2012	Ertman agreement January to March 2012

10.46+&+	January 31, 2014	Walter Doyle Trust $50,000 Promissory Note 01272014

10.47+&+	January 31, 2014	Julie Jacobs Trust $50,000 Promissory Note 01272014

10.48A@@	September 12, 2014	LFT Manufacturing Operating Agreement

10.48B@@	September 12, 2014	Warrant agreement for consideration with LFT Manufacturing Operating Agreement

10.49@@	August 29, 2014	Letter Agreement Regarding Technology Initiative with Guitammer, San Jose Sharks, Comcast SportsNet Bay area and Comcast SportsNet Ca.

21.1*		List of Subsidiaries of the Registrant

31.1%%	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2%%	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1%%	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2%%	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101%%	XBRL Interactive Data Files

_______________

*	Filed with the SEC on July 8, 2011 as Exhibits to Amendment No. 1 to the Company's Form 10 Registration Statement and are incorporated herein by reference.
**	Filed with the SEC on July 28, 2011 as Exhibits to Amendment No. 2 to the Company's Form 10 Registration Statement and are incorporated herein by reference.
***	Filed with the SEC on August 12, 2011 as Exhibit to Amendment No. 3 to the Company's Form 10 Registration Statement and is incorporated herein by reference.
#	Filed with the SEC on December 23, 2011 as Exhibits to Form 8-K
##	Filed with the SEC on February 2, 2012 as Exhibits to Form 8-K
###	Filed with the SEC on February 6, 2012 as Exhibits to Form 8-K
&&	Filed with the SEC on April 6, 2012 as Exhibits to Form 10-K
****	Filed with the SEC on May 15, 2012 as Exhibits to Form 10-Q
&&&	Filed with the SEC on August 13, 2012
+&+	Filed with the SEC on January 31, 2014 as Exhibits to Form 8-K
-@-	Filed with the SEC on March 14, 2014 as Exhibits to Form 10-K
@@	Filed with SEC on November 14, 2014 as Exhibits to Form 10-Q
^^*	File with the SEC on May 6, 2015 as Exhibits to Form 8-K
%%	Filed with the SEC herewith

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Guitammer Company (Registrant)

Date: November 13, 2015	By:	/s/ Richard E. Conn
Richard E. Conn
Chief Financial Officer

