Form 10-K
period 2015-12-31
Guitammer Co
filed 2016-09-20
CIK 1334126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________ to ___________

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

Indicate by check mark whether the registrant has (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S K (§229.405) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2015, was $6,973,736 (computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of the last business day of the registrant's most recently completed second fiscal quarter). For purposes of the foregoing calculation only, directors, executive officers, and holders of 10% or more of the issuer’s common capital stock have been deemed affiliates.

The number of shares outstanding of the Registrant’s Common Stock as August 31, 2016 was 83,343,057

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

ButtKicker brand products are used around the world by cinemas, home theater and video game enthusiast, by leading musicians and for commercial applications including simulators and industrial applications.

In 2007 we began to develop “4D Sports powered by ButtKicker”, originally named “ButtKicker Live!®” which enables haptic and tactile events to be broadcast in addition to and distinct from a live broadcasts’ audio and video. In March of 2011 the Company was issued US Patent #7,911328 for the “Capture and remote reproduction of haptic events in synchronous association with the video and audio capture and reproduction of these events”. In late 2011 we began marketing this technology to potential customers in the sports, broadcast and distribution business (i.e., cable, DBS, and FTTH companies).

We are focused on increasing the deployment and monetization of our patented broadcast technology, supported by on-going cinema and consumer hardware sales.

Broadcast Market Sizes

*	Audience includes over 59mm digital cable, 44mm satellite and approximately 7mm FTTH TV subscribers.

*	ESPN is available in ~ 100 million households and the NBC Sports Network in over 75 million households.

*	Number of sports and conference specific cable networks are increasing and their penetration is growing.

*	“Over-the-Top” Content and “Second Screen” / TV is an $18B market opportunity.

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

We believe that the benefits, market opportunities and competitive advantages of our broadcast technology include the following:

•	The Company developed the technology; owns the patent for haptic-tactile -“4D”- broadcasting. As such, any future broadcast that includes haptic events - feeling, tactile, motion - will be subject to licensing from the company.

•	The Company believes this is analogous to one company owning the patents for HD or 3D TV and being able to secure a license fee from every device – STB, TV, streaming box, end user hardware, etc. – that decodes and utilizes haptic-tactile data.

•	The ability to monetize value added content, by way of “micro transactions” that literally turn the data feed on or off from a live action sport and allow fans at home to “play as” their favorite player, is a significant revenue opportunity for all the stakeholders involved – the sport, the athletes / teams, the broadcasters, the distribution (cable, FTTH, IPTV) partners and Guitammer

•	Licensing the broadcast patent and the hardware installs that are bundled with content in a manner similar to TiVo or Sling box. Cable and satellite TV providers may also offer subscribers a premium bundle that can also provide a recurring revenue stream.

•	The opportunity to license and/or co-brand products for the end user to other large consumer electronics manufacturers.

We believe that haptic-tactile broadcasting combined with growing trend of “over-the-top” content and the “second screen” viewer experiences, along with the increasing deployment of internet or IPTV broadcasting, will allow it to offer value added opportunities to broadcasters, distributors and sports leagues that enable its viewers to “play as” or “drive as” their favorite or fantasy player as a way to gain and maintain customers. Additionally, we see a large opportunity to generate revenue by being able to charge the end user an additional small fee ~ ($0.99 – $1.99) on a per player or driver basis.

On January 29, 2015, the Company filed additional US and International patents to help expand its intellectual property in the broadcast markets, (US Application No. 14/609,185 and Application No. PCT/US2015/013558) for “HAPTIC-TACTILE, MOTION OR MOVEMENT SIGNAL CONVERSION SYSTEM AND ASSEMBLY” with Mark Luden as the inventor and assigned to The Guitammer Company

On August 29, 2014 the Company, the San Jose Sharks (“Sharks”) NHL hockey team and Comcast SportsNet California (“CSNCA”) executed a “Letter Agreement Regarding Technology Initiative” to integrate Guitammer’s broadcast technology in the SAP Center at San Jose and into the CSNCA’s telecasts of the San Jose Sharks home games at the SAP Center. During the 2014/15 NHL season, all of the CSNCA’s Sharks telecasts were successfully broadcast with the addition of the haptic signal; i.e. “in 4D”, using Guitammer’s technology. Reviews were very favorable including this review which aired in the San Jose area in January of 2015: https://www.youtube.com/watch?v=0AkMpTo8tXs&feature=youtu.be

In July of 2013 the Company and the NHRA executed the “Broadcast Technology and Promotional Rights Agreement” between NHRA and The Guitammer Company. The NHRA telecasts were broadcast with an enhanced tactile effect (in “4D powered by ButtKicker” beginning with their September 14th, 2013 telecast and all subsequent 2013 telecasts on ESPN2.) We released “The Making of Tactile Broadcasting” in the fall of 2013 explaining and demonstrating this new broadcast technology available on the Guitammer YouTube channel or directly at http://www.youtube.com/watch?feature=player_embedded&v=RQ3lPbtDt5E . This Agreement ended in January of 2014.

We are actively engaged with the Society of Motion Pictures & Television Engineers (SMPTE) working to draft standards for haptic-tactile broadcasting that we believe will help facilitate wide adoption of haptic-tactile broadcasting using our technology.

We are pursuing more opportunities and strategic partnerships in the sports and broadcast space to deploy this technology in 2016.

Cinema Sales

In 2015 we continued to increase our cinema deployment notably with AMC Theatres for use in their “Dolby Cinema at AMC” in the US and with Lumiere Pavilions in China.

More information regarding our worldwide cinema deployments including locations and product information can be found at http://www.guitammer.com/theaters

We continue to increase our focus on cinema sales for the following reasons: it offers a large global market opportunity; and cinema installations can be a profitable cash flow positive means to large scale consumer advertising that we believe are more advantageous to the Company than “Big Box” product placements and in-store demonstrations. Cinema sales can result in a two-hour product demonstration while viewing the movie.

Marketing

Our marketing efforts in 2015 primarily focused on our efforts with the San Jose Sharks and Comcast SportsNet CA by way of a 30 second commercial that is designed to drive the fan to our direct sales website: www.shakemycouch.com .

Our television commercials can be seen at www.shakemycouch .com and all of companies video and commercials can be seen at the Guitammer YouTube channel: https://www.youtube.com/user/Guitammer.

Other marketing efforts consist of online promotions with our major partners such as Amazon.com sponsorships of online racing and simulator leagues and teams, and endorsements from well known musicians.

ButtKicker® Brand Consumer Electronics Hardware

We sell three (3) main categories of hardware products: 1) ButtKicker brand low frequency audio transducers, 2) audio amplifiers and 3) accessories, with different sizes and configurations based upon the market and use. We sell more than twenty (20) different standalone and all-in-one packaged products. Our products include six (6) different types of ButtKicker brand transducers which provide the vibration or low frequency audio (bass) effects, several models of amplifiers, two wireless options, and the accessories necessary to facilitate the use of our products in our core markets. Our products are sold for use in home theater, cinema, gaming in addition to utilization by musicians and professional audio technicians.

Three of our most popular products are the wireless ButtKicker Kit, the ButtKicker LFE Kit and the ButtKicker Gamer2, which are described in greater detail below.

Wireless ButtKicker Kit

The wireless ButtKicker Kit is designed for home theater and gaming use. Included in the kit is one ButtKicker Advance low frequency transducer, one ButtKicker Power Amplifier with wireless send and receive units and remote control, one Chair/Couch Mounting Kit, and all the cables and wires necessary to hook the system up to home theater and gaming systems. The mounting kit enables the average consumer to quickly and easily use the ButtKicker with any couch or chair. The entire system easily integrates into existing home theater and gaming systems as well. The wireless ButtKicker Kit currently retails from $199 to $399 depending on various marketing promotions and discounts available from time to time.

ButtKicker LFE Kit

The ButtKicker LFE Kit is designed for home theater and gaming use. Included in the kit is one ButtKicker LFE low frequency transducer, one ButtKicker 1,000 watt power amplifier, one Chair/Couch Mounting Kit, and all the cables and wires necessary to hook the system up to home theater and gaming systems. The mounting kit enables the average consumer to quickly and easily use the ButtKicker with any large three-person couch or chair. The entire system easily integrates into existing home theater and gaming systems as well. The ButtKicker LFE Kit currently retails from $599 -$699.

ButtKicker Gamer

The ButtKicker Gamer2 (the “Gamer”) is designed for gaming and simulator use with video games for use with personal computers, game consoles along with both racing and flight simulators. The Gamer enables the user to precisely and powerfully feel gunshots, explosions and special effects of video games as well as the bass beat for music. The Gamer works with all types of computers, all gaming systems and any type of digital music player; including any MP3 player or iPod. It works by simply splitting the audio signal from the personal computer, game console or iPod into the Gamer’s amplifier. The Gamer easily attaches to the center post of most office type chairs. Included in the kit are one ButtKicker Gamer with integrated chair mounting arm, one ButtKicker Gamer power amplifier and all the cables and wires necessary to hook the system up to personal computers, gaming systems and digital music players. A Quick Start Guide and manual are also included with the Gamer. The Gamer is priced at between $129 and $149.

Sales Strategy

Our products are sold worldwide through independent manufacturers’ sales representatives, dealers and distributors. Our sales network includes custom home theater, specialty electronics, furniture, musician, professional audio, consumer home theater and electronics dealers.

Historically, approximately 20% - 54% of our sales have been outside the United States. Our products have been sold globally having active distributors and dealers throughout the world.

Additionally, we have an royalty fee agreement with Pearl Drums whereby they sell “Pearl’s Throne Thumper by ButtKicker” to the musician and pro audio markets in the US and Europe.

We have historically not had large amounts of sales through traditional brick and mortar retail stores as we have focused our efforts with large online resellers such as Amazon.com, MusiciansFriend.com and other specialty consumer electronics retailers. In the future, we may choose to sell lower priced items which appeal more to individual consumers in more traditional brick and mortar retail stores.

Our ButtKicker brand hardware sales strategy is to continue to increase our cinema sales to help build brand awareness so as to increase our consumer hardware sales through all of our distribution channels.

Our “4D Sports powered by ButtKicker” broadcast technology sales strategy is to form strategic partnerships with larger companies involved in making broadcast, sports more immersive for fans and partner companies and use our technology in conjunction with their product offerings and marketing efforts to help facilitate those goals. We are engaged in discussions with several of these types of companies. Additionally, we are in discussions directly with other rights holders and broadcast partners to deploy our broadcast technology.

Manufacturing

We outsource the manufacturing of our products; however, we do perform kitting and light assembly of several products in our Westerville, Ohio facilities. The Company does have material contracts in place with LFT manufacturing (a related party, see Footnote 11). With our other suppliers, we purchase products under agreed upon payment and supply terms that may change from time to time.

Some of our products that are sourced in China are assembled by a manufacturing partner in the State of Kentucky. Additionally, some low volume products are sourced locally in Central Ohio. We are focused on reducing our cost of goods sold and sourcing all of our products as finished goods from China.       We are heavily dependent upon product purchased from three principal suppliers: Eminence Speaker, LLC (Eminence, KY); Shenzhen Actiway Industrial Co. - Shenzhen Actiway Electronics Co., Ltd. Factory (Shenzhen, China) and LFT Manufacturing, LLC (Westerville, Ohio). These three suppliers accounted for approximately 89% of Company product purchases in 2015 and 80% in 2014. Purchases from Eminence were 0% and 30% respectively of our total product purchases in 2015 and 2014. Purchases from Actiway were 20% and 30% respectively of our total product purchases in 2015 and 2014. Purchases from LFT were 69% and 20% respectively of our total product purchases in 2015 and 2014. We expect the percentages of Company product purchases from LFT to increase while the percentages of Company product purchases from the other suppliers will decrease proportionately for 2016.

Warehousing and Fulfillment

We ship most of our products from our warehouse in Westerville, Ohio. We also direct-ship products to Asia and Europe from our manufacturing partners in China significantly reducing transportation time and handling costs.

Broadcast Technology and Consumer Hardware Competition

We are not aware of competing products, technologies or plans to introduce anything to the market that is similar to our broadcast technology for live sports and events and believe we may very well have a “blocking patent” in this space. Accordingly, all brands of end user hardware, existing and yet to be developed, as well as broadcasters, distributors and content providers, would have to license Guitammer’s broadcast technology to take advantage of the technology.

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

Intellectual Property

We have a registered trademark for the name “ButtKicker” and the name “ButtKicker Live!”. In July 1998, Marvin Clamme filed a comprehensive patent for the Low Frequency Vibrator, ButtKicker technology. Subsequently, Mr. Clamme assigned to us all rights, title and interest to the patent in the United States and all foreign countries. In 1999, we were awarded a patent for the technology United States Patent Number 5,973,422. We have since secured patents in Europe, Canada and Japan for this technology.

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

Employees

We have seven full-time employees as well as several individuals working for us in contracted roles in manufacturing, sourcing, marketing, developing and selling our ButtKicker Brand hardware and “4D Sports powered by ButtKicker”; ButtKicker Live! Broadcast technology. None of our employees are covered by a collective bargaining agreement. We believe that we have a good relationship with our employees and contractors.

Item 1A. Risk Factors.

Guitammer is a smaller reporting company, and as such, is not required to provide information pursuant to this item.

Item 1B Unresolved Staff Comments.

None.

Item 2. Properties.

We are located at 6117 Maxtown Road, Westerville, Ohio 48032. We lease approximately 15,000 square feet of office and warehouse space for $7,350 per month. The facilities include a loading dock, drive through overhead door, warehouse space, product development areas, showroom, demonstration theater and corporate offices. On September 1, 2009, the Company entered into a four year lease for the rental of the office and warehouse space expiring on August 31, 2013. In July of 2013, the Company entered into a four year extension of the lease for the rental of the office and warehouse space expiring on August 31, 2017. We believe that our current space is adequate to meet our current needs.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The common stock of the Company is traded on the OTC Bulletin Board Market under the symbol GTMM.OB. Due to the late filing of the Company’s 10-K, the Company was moved to the Pink Sheets until such time the 2015 10-K and 2016 quarterly 10-Q’s are filed within 6 months of the 2015 10-K due date. As of September 19, 2016, the last sales price of the Company's common stock was $0.09.

On May 27, 2011 the Company filed a General Form for the Registration of Securities on Form 10 to register its common stock, par value $0.001 per share pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended. The Registration became effective sixty days later. The Company secured a market maker, Finance 500 of Irvine, CA, who filed a Form 15(c)-211 with FINRA on behalf of the Company. On October 7, 2011 FINRA approved the Form 15(c)-211 and gave the Company the ticker symbol of “GTMM”. The Company began actively trading on November 17, 2011 on the Over-the-Counter Bulletin Board (“OTCBB”) as GTMM.OB.

               The following table sets forth the high and low bid prices of the Company's common stock as reported by the NASDAQ Trading and Market Services for the periods indicated:

Calendar period	High	Low
2014 First Quarter	$0.19	$0.12
2014 Second Quarter	$0.17	$0.09
2014 Third Quarter	$0.16	$0.02
2014 Fourth Quarter	$0.16	$0.03
2015 First Quarter	$0.13	$0.07
2015 Second Quarter	$0.12	$0.06
2015 Third Quarter	$0.11	$0.055
2015 Fourth Quarter	$0.10	$0.025
2016 First Quarter	$0.08	$0.042
2016 Second Quarter	$0.125	$0.09

The table above reflects inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.

Dividend Policy

The Company has declared no cash dividends on our common stock, and does not expect to pay cash dividends in the near term. We intend to retain future earnings to provide funds for operations and the continued expansion of our business.

There are 84 holders of record of the Company's Common Stock as of December 31, 2015.

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

On July 28, 2014, the Board of Directors authorized the Company to issue 200,000,000 of Common Stock at $0.001 per value per share.

On December 3, 2014, the Board reduced the exercise price on the 600,000 and 3,000,000 stock options issued on February 1, 2012 and November 26, 2012, respectively, from $.25 to $.075.

On December 3, 2014, the Board approved and granted 1,950,000 stock options to five of its employees with an exercise price of $.075 per share with a vesting schedule of 60% on the first anniversary of the grant, 20% on the second anniversary of the grant and the final 20% on the third anniversary of the grant. On December 3, 2014, the Board approved and granted 1,500,000 stock options to two of the Company’s directors with an exercise price of $.075 per share with a vesting schedule of 25% on the first anniversary of the grant, 25% on the second anniversary of the grant, 25% on the third anniversary of the grant and 25% on the fourth anniversary of the grant. Full vesting is to occur upon a change in ownership of the Company on the stock options.

On May 4, 2015, the Company sold in a private offering to a current Board member and to two other accredited investors that are existing shareholders, a total of 50,000 shares of its Series A Preferred Stock. The Preferred Stock pays an annual dividend of $.80 cents per share (payable in cash or Common Stock at the Company’s discretion) and each share is convertible into 66.67 shares of Common Stock at the Company’s discretion. Forty million shares of Common Stock have been reserved for the purposes of payment of dividends on preferred stock and the conversion of Preferred Stock into Common Stock. The Preferred Stock ranks senior to the Common Stock in liquidation.

On June 20, 2016, the Board of Directors declared a dividend to be paid to Preferred Stockholders, on record as of March 31, 2016, in common stock at a rate of $0.15 per share.

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

RESULTS OF OPERATIONS

Fiscal Year ended December 31, 2015 compared to Fiscal year ended December 31, 2014

All references below to per share and shares of Common Stock of the Company reflect the Reorganization.

Results of Operations

During the second half of 2014 and the first quarter of 2015, the Company spent considerable capital resources implementing and commercializing its patented haptic-tactile broadcast technology (“ButtKicker Live!®” /“4D Sports powered by ButtKicker”) for the Comcast SportsNet CA telecasts of the San Jose Sharks and in related activities with other broadcast parties in order to further demonstrate the technical and marketing viability of adding the “feel” of live sporting events to sports fans while watching in the comfort of their own home.

Additionally, the Company experienced a shortage of available working capital required to fund certain inventory requirements related to its existing consumer products business which had a corresponding negative effect on revenues for the year.

Management believes that the continued development and implementation of this broadcast technology will produce the greatest amount of long-term value for our shareholders and will help to enable it to secure the financing needed to purchase adequate levels of all inventory items in future periods while continuing the implementation and commercializing its patented haptic-tactile broadcast technology for live sporting events.

Revenue increased $526,653 or 50.1%, to $1,577,672 for the year ended December 31, 2015 compared to revenue of $1,051,019 for the year ended December 31, 2014. The Company was able to obtain key inventory items due to its relationship with LFT Manufacturing as explained in Note 11 of the financial statements which allowed the Company to secure some amount of inventory during most of the year and consequently, the Company was able to show significant improvement in revenue 2015 compared to 2014. Management believes revenues for the year ended December 31, 2015, could have been larger if it had sufficient inventory to meet its sales demands throughout the entire year.

Cost of goods sold increased $242,508 or 40%, to $848,442, for the year ended December 31, 2015, compared to cost of goods sold of $605,934 for the year ended December 31, 2014. This increase is in line with the revenue increase for the year.

Gross profit increased by $284,145 or 63.8% to $729,230 for the year ended December 31, 2015, compared to gross profit of $445,085 for the year ended December 31, 2014. Our gross margin percentage of revenue was 46.2% and 42.3% for the years ended December 31, 2015 and December 31, 2014, respectively due to a favorable product mix.

General and administrative expenses decreased $95,641, or 6.1%, to $1,483,866 for the year ended December 31, 2015, compared to general and administrative expenses of $1,579,507 for the year ended December 31, 2014. Significant variations within the general and administrative expenses were as follows:

	December 31, 2015	December 31, 2014	Increase (Decrease)
Payroll and related expenses	$760,296	$722,805	$37,491
Stock warrant expense	(43,217)	(109,926)	66,709
Advertising and Marketing	112,202	153,065	(40,863)
Professional fees	235,857	307,674	(71,817)
Freight and related expenses	95,419	91,506	3,913
Travel and entertainment	82,580	104,575	(21,995)
License and permits	22,736	45,938	(23,202)
Depreciation and patent amortization	36,175	46,334	(10,159)
All other general & admin. expenses	181,818	217,536	(35,718)
	$1,483,866	$1,579,507	$(95,641)

Payroll expense increased by $37,491 in the year ended December 31, 2015 compared to the year ended December 31, 2014 due to the cost of employee stock options issued in December, 2014 expensed over 3 year vesting schedule and the increase in officers’ salaries awarded by the Company’s Board in December, 2014 effective in 2015.

Stock warrant expense increased by $66,709 in the year ended December 31, 2015 compared to the year ended December 31, 2014 due to adjustment of the stock warrants liability based on the Black-Scholes valuation model which is used to estimate the fair value of the warrants in 2015.

Advertising and Marketing expense decreased by $40,863 in the year ended December 31, 2015 compared to the year ended December 31, 2014. The decrease is mainly due to the wind down of television commercial costs associated with the Company’s use of it haptic-tactile broadcast technology for Comcast Sports Net CA’s (“CSNCA”) telecasts of the San Jose Sharks’ home games from the SAP Center in the first quarter of 2015.

Professional fees decreased $71,817 in the year ended December 31, 2015 compared to the year ended December 31, 2014. The decrease was primarily due to a decrease in stock based consulting expense related to marketing the Company’s broadcast technology.

Freight and related expenses increased $3,913 in the year ended December 31, 2015 compared to the year ended December 31, 2014, primarily due to increased sales where shipping costs are paid by the Company in 2015.

Travel and entertainment expense decreased by $21,995 in the year ended December 31, 2015 compared to the year ended December 31, 2014. The primary reason for the decrease in personnel travel costs related to the use of the Company’s broadcast technology in the first quarter of 2015 with the CSNCA / San Jose Sharks broadcasts which did not continue for the balance of 2015.

License and permits expense decreased by $23,202 in the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily due to more patents renewing, 2014 and the Company taking advantage of an early payment discount on the annual patent renewals.

Depreciation and amortization expense decreased by $10,159 in the year ended December 31, 2015 compared to the year ended December 31, 2014, primarily due to the additional depreciation in the first six months of 2014, associated with equipment purchased for use with NHRA broadcasts which was disposed in 2014.

Impairment of investment in Joint Venture in the amount of $93,500 represents an adjustment to the valuation of the Company’s investment in the Joint Venture. Based on events and circumstances that have occurred subsequent to December 31, 2015 but prior to issuance of these consolidated financial statements, management conducted an analysis of fair value of the investment in the Joint Venture. Based on this analysis, management determined the fair value of the investment to be less than the carrying value recorded at December 31, 2015. Therefore, management has recorded an impairment of investment in Joint Venture of $93,500 for the year ended December 31, 2015.

Research and Development expense decreased by $15,188 or 67.3% to $7,382 in the year ended December 31,2015 as compared to $22,750 in 2014. This decrease is a result of the wind down of development efforts associated with the NHRA and San Jose Sharks broadcasts beginning in the 2nd Quarter of 2015.

Loss from operations decreased $394,474 or 34.1% for the year ended December 31, 2015 to $762,108 as compared to $1,156,992 for the year ended December 31, 2014. The decrease was caused by the increase in gross profit and the decrease in research and development expense and, to a minor degree, offset by an increase in payroll and related expense

Interest expense increased $49,184 or 22.2%, to $270,313 for the year ended December 31, 2015, compared to interest expense of $221,129 for the year ended December 31, 2014. The increase was due primarily to a retroactive and ongoing interest rate change from 12% to 25% per a provision in the loan agreement.

Our net loss decreased $275,474 for the year ended December 31, 2015. We had net loss of $1,102,627 (or basic and diluted net loss per share of $0.01) compared to net loss of $1,378,101 (or basic and diluted net loss per share of $0.02) for the year ended December 31, 2014. The decrease in loss was caused by the increase in gross profit offset by increase in interest expense.

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

	December 31,	December 31,
	2015	2014
Net Loss	$(1,102,627)	$(1,378,101)
Adjustments
Interest expense	270,313	221,129
Depreciation and patent amortization	36,175	46,334
Taxes	-	-
EBITDA	(796,139)	(1,110,638)
Less non-cash expenses from:
Stock warrant expense	(43,217)	(109,926)
Payment of stock and warrants to consultants	8,500	90,362
Employee stock options expense	195,923	203,567
Adjusted EBITDA	$(634,933)	$(926,635)

EBITDA increased $314,499 or 28.3% to $(796,139) for the year ended December 31, 2015, compared to $(1,110,638) for the year ended December 31, 2014. The increase was mainly due to the decrease in net loss from operations and an increase in interest expense.

Adjusted EBITDA, increased $291,702 or 31.5% to $(634,933) for year ended December 31, 2015, compared to Adjusted EBITDA, of $(926,635) for the year ended December 31, 2014. Adjusted EBITDA increased from the prior year primarily due to increase warrant expense, reduction of payment of warrants to consultants in the year ended December 31, 2015 compared to the year ended December 31, 2014.

Liquidity and Capital Resources

Total current assets were $253,447 at year ended December 31, 2015, consisting of cash of $12,305, net accounts receivable of $103,123, inventory of $137,888 and prepaid and other current assets of $131.

Total current liabilities were $3,158,989 as of December 31, 2015 consisting of accounts payable and accrued expenses of $1,446,646, current maturities of long-term debt of $1,675,921 and other current liabilities of $62,833.

As of December 31, 2015, our working capital deficit increased $610,768 or 26.7% to $(2,905,542) compared to our working capital deficit of $(2,294,774) for the year ended December 31, 2014.

Cash Flows during the year ended December 31, 2015

During the year ended December 31, 2015, we had a net decrease in cash and cash equivalents of $3,880 consisting of net cash used in operating activities of $425,805 and $3,890 used in investing activities, offset by net cash provided by financing activities of $425,815.

Net cash used in operating activities was $425,805 for the year ended December 31, 2015, due primarily to the decrease in the net operating loss and increases in accounts payable and accrued expenses offset by decrease in net inventory.

Net cash provided by financing activities was $425,815 for the year ended December 31, 2015, primarily consisting of proceeds from the private offering of preferred stock offset by payments on outstanding debt.

The Company historically has incurred net losses, negative cash flows from operating activities, and has an accumulated deficit of approximately $11,687,523 at December 31, 2015. In addition at December 31, 2015 the Company had a cash balance of $12,305 and working capital deficiency of approximately $2,905,542. Without additional financing, the Company is and will be in an illiquid position. The Company received cash through the sales of Common Stock and warrants to purchase Common Stock in the amount of $237,125 in the third quarter of 2014 and $172,400 in the fourth quarter of 2014. During 2015, $500,000 was received from the sale of preferred stock. The Company believes that the receipt of additional equity will enable it to purchase adequate inventory to meet its existing sales demand and to be able to increase sales through advertising and marketing related activities. There is no assurance that the Company will have any additional sales of stock or that the Company will be able to become operationally cash flow positive.

If the Company is successful in raising significant additional capital, the Company intends to increase its budgets for advertising and marketing, targeting consumers who have shown an interest in the Company’s or similar products. The Company also intends to hire one or more sales people to sell the Company’s products to key markets including cinema, home theater and video gaming and international markets.

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

For a discussion of critical accounting policies and estimates, please see Note 1 to our consolidated financial statements, which are included in this report.

For a discussion of recently issued accounting pronouncements, please see Note 1 to our consolidated financial statements, which are included in this report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange

Our customers are located in the US and around the world. However, all payments received are in U.S. currency dollars with the exception of one customer in China whose price may be adjusted by the Company to compensate for currency fluctuations. Payments to our China-based suppliers are also in U.S. currency. Accordingly, we have limited foreign currency exchange exposure.

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

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 ("Exchange Act"), the Company carried out an evaluation, with the participation of the Company’s management, including Mark Luden, the Company's Chief Executive Officer ("CEO") and Richard Conn, the Company's Chief Financial Officer ("CFO") (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2015 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure, due to the material weaknesses described below.

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

Our management, under the supervision and with the participation of chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992 (COSO). Based on its evaluation our management concluded that our internal control over financial reporting was not effective as of December 31, 2015.

Remediation of Material Weakness in Internal Control over Financial Reporting

The Company is currently seeking additional personnel with expertise in these areas necessary to segregate duties for proper controls; however, until such time as additional personnel is hired, the Company believes that it will continue to recognize a weakness in its internal controls and procedures. The Company’s plan is to hire additional personnel to properly implement a control structure when the appropriate funds become available. In the meantime, the Chief Executive Officer and Chief Financial Officer will continue to perform or supervise the performance of additional accounting, financial analyses and other post-closing procedures including detailed validation work with regard to balance sheet account balances, additional analysis on income statement amounts and managerial review of all significant account balances and disclosures, to ensure that the Company's Annual report and the financial statements forming part thereof are in accordance with accounting principles generally accepted in the United States of America.

Changes in Internal Controls

During the year ended December 31, 2015, there were no significant changes in internal controls of the Company or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our executive officers and directors and their ages and positions are as follows:

Name	Age	Position
Mark A. Luden	56	President, CEO, Secretary and Director
Richard E. Conn*	60	Chief Financial Officer and Treasurer
Marvin Clamme	62	Vice President of Engineering
Kenneth McCaw	64	Director
Walter J. Doyle	80	Director

Mark A. Luden has served as our President, CEO, Secretary, Treasurer and a member of our board of directors since March 1999. Mr. Luden is a seasoned sales, marketing and management executive with over fourteen (14) years of sales, marketing and management experience in the enterprise financial software industry. From March 1998 to February 1999, Mr. Luden served as Director of Sales and Marketing for Invata International, a privately funded, startup enterprise real estate software company. At Invata, he was responsible for developing all sales and marketing programs. From February 1997 to March 1998, Mr. Luden served as National Accounts Manager for Computer Associates in Columbus, Ohio, where he was responsible for selling enterprise-wide systems, databases and applications software to Fortune 100 companies. From August 1987 to February 1997, he worked for CCH in various capacities including Sales Manager in the Ohio Division, Branch Manager in Dallas, Texas, Sales Director and Account Representative in Columbus, Ohio, and Sales Representative in Bangor, Maine. While with CCH, Mr. Luden was part of a four person executive team managing the $80 million ProSystem fx tax software business unit.

In addition to leading the strategic and day-by-day operations of the Company, Mr. Luden is a member of the Consumer Electronics Association (CEA) Board of Industry Leaders and has served as Chairman of the Small Business Council, Chairman of Division Executive Board, and was a member of the Executive Board of the CEA for 2010 and 2011. Mr. Luden is also a member of the Standards Committee of the Society of Motion Picture and Television Engineers (SMPTE). Mark is the author of one issued patent, "Capture and remote reproduction of haptic events in synchronous association with the video and audio capture and reproduction of those events." and one pending patent, “HAPTIC-TACTILE, MOTION OR MOVEMENT SIGNAL CONVERSION SYSTEM AND ASSEMBLY”. Mr. Luden’s past sales and managerial experience and serving as our President, CEO, Secretary, and a member of our board of directors since 1999, being a substantial shareholder of the Company and his affiliation with the CEA, led the Board of Directors to the conclusion that he is qualified to serve as a director of the Company.

Richard E. Conn has served as our Controller since April 2006 and CFO and Treasurer since May 18, 2011. From April 1982 to March 2006 he served as Vice President of Finance for CoreSource, Inc. whose principal business is Health insurance. Mr. Conn is a Certified Public Accountant in good standing and a member of the Ohio Society of Certified Public Accountants.

*Lawrence L. Lemoine assumed the offices of both Chief Operating Officer and Chief Financial Officer of the Company on February 5, 2016. Richard E. Conn, the previous Chief Financial Officer of The Guitammer Company has retired from his offices with the Company effective on the same date.

Before joining the Company, Mr. Lemoine, age 64, was CEO of Wave Entertainment Network where he created and successfully launched a new entertainment platform of a “first of its kind” IPTV worldwide entertainment platform for the maritime and hospitality industries. Prior to Wave, he was VP Finance of DIRECTV, involved in DIRECTV’s growth from the early stages to a subscriber base of over 12 million. In addition, Mr. Lemoine held the Controller post for the 1984 Olympic Organizing Committee, the most profitable Olympic Games in history and also served as an executive consultant to various start-ups that include a Paris-based satellite service organization, Daytona Prototype motor racing team (U.S.) and a sports video production organization. Mr. Lemoine and the Company entered into an agreement were he will receive 200,000 shares of common stock per month for three months and will receive $10,000 per month during this time period once the receipt by the Company of $6,000,000 of financing.

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

Mr. Doyle earned an Electrical Engineering degree from The City College of New York (CCNY) and an MBA from the Harvard Business School. He is a member and/or on the board of a number of businesses and local civic organizations. As discussed below under Certain Relationships and Related Transactions and Director Independence, Forest Capital, a company controlled by Mr. Doyle, made the Working Capital Loan to the Company. As provided for in the loan documents, the Company agreed to provide Forest Capital the right to appoint one member of the board of directors of the Company, which member is Mr. Doyle. (See Working Capital Loan and Consulting Agreement,Exhibit 10.15, incorporated herein by reference.) Mr. Doyle’s said past executive experience being a substantial shareholder of the Company and being nominated to the Board by Forest Capital as aforesaid, led the Board of Directors to the conclusion that he is qualified to serve as a director of the Company.

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

Our objective is to attract and retain executives with the ability and the experience necessary to lead us and deliver strong performance and value to our shareholders. We strive to provide a total compensation package that is competitive with compensation commensurate with executives in companies within our industry of similar size in terms of revenue and capitalization.

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

We provide a total compensation program that we believe will be perceived by both our executive officers and our shareholders as fair and equitable. In addition to market pay levels and the consideration individual circumstances related to each executive officer, we also consider the pay of each executive officer relative to each other executive officer and to other members of the management team. We have designed the total compensation programs to be consistent within our executive management team.

Our Executive Compensation Process

Our executive officers are elected by the Board of Directors. The Board also acts as our Compensation Committee. The following discussions are generally based on the Board of Directors' historical understanding of executive compensation for comparable positions at similar companies, experience in making these types of decisions and judgment. Compensation is proposed by our Chief Executive Officer followed by approval by the Board of Directors.

We have two executive officers whose annual performance review is considered by the Board of Directors when making decisions on setting base salary and grants of long-term equity incentive awards.

The Board of Directors review the annual performance of personnel reporting to the CEO and consider the recommendations of the related person's direct supervisor with respect to base salary along with grants of long-term equity incentive awards. The Board of Directors review and may approve these recommendations with modifications as deemed appropriate.

Our Executive Compensation Programs

Overall, our executive compensation programs are designed to be consistent with the objectives and principles set forth above. The basic elements of our executive compensation programs are summarized in the table below, followed by a more detailed discussion of each compensation program.

Element	Characteristics	Purpose

Base salary	Fixed annual cash compensation for all executives are periodically eligible for increases in salary based on performance comparable market compensation	Keep our annual compensation competitive with the market for skills and experience necessary and meet the requirements of the executive's role with us.

Long-term equity incentive plan awards (stock options)	Performance-based equity award which has value to the extent our common stock price increases over time; targeted at the market pay level and/or competitive practices at similar companies.	Align interest of management with shareholders; motivate and reward management to increase the shareholder value of the company over the long term.

Health & welfare benefits	Provides health and welfare benefits including medical and disability insurance.	To ensure that the health and welfare meet the needs of our employees and their families.

Allocation between Long-Term and Currently Paid Out Compensation

The compensation we currently pay consists of a base salary. The long-term compensation includes awards of stock options pursuant to our stock option plans. The allocation between long-term and current compensation is based on our objectives and how comparable companies use long-term and base salaries paid to their executive officers.

Allocation between Cash and Non-Cash Compensation

It is our policy to allocate all currently paid compensation in the form of cash and all long-term compensation in the form of awards of options to purchase our common stock. We consider competitive markets when determining the allocation between cash and non-cash compensation.

Other Material Policies and Information

All pay elements are cash-based except for the long-term equity incentive program, which is an equity-based (stock options) award. We consider market pay practices and practices of comparable companies in determining the amounts to be paid in the combination of cash and equity and the percentage of compensation in short-term versus long-term compensation opportunities for our executive officers. Our compensation packages are designed to be competitive with comparable companies and believe that a substantial portion of compensation should be in performance-based pay.

In determining whether to increase or decrease annual compensation to our executive officers, including our Named Executive Officers, we take into account the changes (if any) in market pay levels, the contributions made, performance, increases or decreases in responsibilities and roles, business needs, transferability of managerial skills to another employer, relevance of experience to other potential employers and readiness to assume a more significant role with another organization. In addition, we consider the executive officer's current base salary in relation to the market pay of similar companies.

Compensation or amounts realized by executives from prior compensation from us, such as gains from previously awarded stock options or options awards, are taken into account in setting other elements of executive compensation, such as base pay or awards of stock options under our long-term equity incentive program. We believe that our executive officers should be fairly compensated each year relative to market pay levels of similar companies and equity among all our executive officers. Moreover, we believe that our long-term incentive compensation program furthers our significant emphasis on pay for performance compensation.

Annual Cash Compensation

To attract and retain executives with the ability and the experience necessary to lead us and deliver strong performance to our shareholders, we provide a competitive total compensation package for companies comparable to Guitammer. To ensure that each executive is appropriately compensated, base salaries and total compensation are targeted to market levels of similar companies in addition to considering individual performance and experience.

Base Salary

Annually, we review salary ranges and individual salaries for our executive officers. Base salary for each executive officer is determined on consideration by market pay levels of similar companies and internal factors, such as the individual's performance, experience and the pay of others on the executive team.

We consider market pay levels among comparable industry positions with transferable skills within our industry and comparable companies in general industry. When establishing the base salary of any executive officer, we also consider business requirements for certain skills, individual experience, contributions, and roles and responsibilities of and other relevant factors. We believe a competitive base salary is necessary to attract and retain an executive management team with the appropriate abilities and experience required to lead us. Approximately 30% to 90% of an executive officer’s total cash compensation, depending on the executive's role with us, is paid as a base salary.

The base salaries that are paid to our Named Executive Officers are set forth below in the Summary Compensation Table - See "Summary of Compensation." For the fiscal year ended December 31, 2015, cash compensation to our Named Executive Officers was $153,870 to our Chief Executive Officer and $67,245 to our Chief Financial Officer.

Long-term Equity Incentive Compensation

We award long-term equity incentive grants to executive officers and directors, including certain Named Executive Officers, as part of our total compensation package. These awards are consistent with our pay for performance principles and align the interests of the executive officers to the interests of our shareholders. The Board of Directors review and approve the amount of each award to be granted to each named executive officer. Long-term equity incentive awards are made pursuant to our stock option plans.

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

Options are granted with an exercise price equal to the fair market value of our common stock on the date of grant. Fair market value is defined as the closing market price of a share of our common stock on the date of grant. We do consider or offer programs, plans or practices of setting the exercise price based on a date or price other than the fair market value of our common stock on the grant date. Like our other pay components, long-term equity incentive award grants are determined based on competitive market levels of comparable companies.

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

The Board of Directors have the discretion to make stock option awards to executive officers at other times such as the hiring of a new executive officer, the promotion of an executive officer, to reward executive officers, for retention purposes or other circumstances recommended by management. The exercise price of any such grant is the fair market value of our stock on the grant date.

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

Overview of 2015 Compensation

We believe that the total compensation paid to our Named Executive Officers for the fiscal year ended December 31, 2015 achieves the overall objectives of our executive compensation program. Executive compensation for 2015 was competitive with comparable companies. See "Summary of Compensation."

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

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)		Option Awards ($)	All Other Compensation ($)(1)	Total ($)

Mark A. Luden	2015	$165,000	(3)	$-	$1,940	$166,940
President, CEO, Secretary	2014	$130,000	(2)	$45,327	$1,499	$176,826
	2013	$100,000		$-	$1,394	$101,394

Richard E. Conn	2015	$70,620	(4)	$-	$2,132	$72,752
CFO and Treasurer	2014	$75,000		$17,421	$2,747	$95,168
	2013	$75,000		$-	$2,119	$77,119

______________

(1)	Represents health insurance premiums paid by the Company.

(2)	This includes a bonus of $30,000 approved by the Board on 12/2/2014, but was not paid in 2014 or 2015

(3)	This amount was approved by the Board 12/2/2014. $11,130 was deferred and not paid in 2015.

(4)	This amount was approved by the Board 12/2/2014. $3,375 was deferred and not paid in 2015.

Compensation of Directors

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

On November 16, 2011, the Board of Directors approved a stock option plan for its employees and approved 600,000 stock options for three of its employees. The Board was advised by its legal counsel that certain changes to the stock option plan were needed and would require the previous plan and option grants to be cancelled and then replaced with a new plan and new option grants. On February 1, 2012, the Board cancelled the plan approved on November 16, 2011 and approved a new 2012 Incentive Stock Option Plan (“2012 ISOP”) and 600,000 stock options for three of its employees, (500,000 of which were granted to Rich Conn, CFO) with an exercise price of $0.25 per share with a vesting schedule of 60% on the first anniversary of the grant, 20% on the second anniversary of the grant and the final 20% on the third anniversary of the grant. On November 26, 2012, the Board approved a stock option plan and granted 3,000,000 stock options to the Company’s president and CEO, with an exercise price of $.25 per share with a vesting schedule of 33 and 1/3% on the first anniversary of the grant, 33 and 1/3% on the second anniversary of the grant and the final 33 and 1/3% on the third anniversary of the grant. See discussion below of the 2012 ISOP that was approved by the Majority Shareholders on December 31, 2012. On November 26, 2012, the Board approved a CEO Compensation plan that resulted in the Company’s president and CEO being awarded a $10,000 bonus as a result of the Company’s revenues exceeding $2,100,000 dollars and the Company’s gross margin exceeding 37.5%. The compensation plan was for 2012 only.

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

Outstanding Equity Awards at Fiscal Year End

The table below shows outstanding equity awards for the Company's executive officers as of the fiscal year ended December 31, 2015, which equity awards consists of ten-year, non-qualified stock options granted under the Company’s 1999 Non-Qualified Stock Option Plan (the "1999 Options"), all of which are vested and exercisable but none of which have been exercised and options granted under the 2012 ISOP, none of which are vested.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
	(1)
Mark A.	2,588,690	0	0	$0.0032	(2)	0	$0	0	$0
Luden,	6,574,533	0	0	$0.02	(3)	0	$0	0	$0
CEO	3,000,000	0	3,0000,000	.075	(4)	1,000,000	$0	1,000,000	$0

Richard E.	355,629	0	0	$.0032	(5)	0	$0	0	$0
Conn	500,000	0	500,000	.075	(6)	0	$0	0	$0
CFO	200,000	0	0	$.0032	(7)	0	$0	0	$0
	250,000	0	250,000	.075	(8)	100,000		100,000	$0

______________

(1)	Post-Reorganization shares aggregate 12,045,436 shares at a conversion ratio of 31,206 to 1.

(2)	Options for 2,496,480 shares expire June 30, 2019, for 29,798 shares December 15, 2019 and for 62,412 shares December 31, 2019.

(3)	Options for 1,581,573 shares expire March 31, 2017 and for 4,492,960 shares March 13, 2019.

(4)	The exercise price was lowered to $0.075 by the Board of Directors on December 4, 2014 to reflect the current trading range of the stock as the original exercise price of $0.25 did not provide the incentives originally expected by the Board when the options were granted.

(5)	Options for 355,629 shares expire June 30, 2019 and were assigned to Richard E. Conn from Mark A. Luden, CEO on April 19, 2012.

(6)	The exercise price was lowered to $0.075 by the Board of Directors on December 4, 2014 to reflect the current trading range of the stock as the original exercise price of $0.25 did not provide the incentives originally expected by the Board when the options were granted.

(7)	Options for 200,000 shares expire December 31, 2019 and were purchased from Kenneth McCaw on November 25, 2013.

(8)	Remaining options vest 50,000 on December 4, 2016, and 50,000 on December 4, 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information concerning the beneficial ownership of the Company’s Common Stock on December 31, 2015 by (i) each person who is known by the Company to own beneficially more than 5% of the Common Stock, (ii) each director of The Guitammer Company, (iii) each of the executive officers of The Guitammer Company and (iv) all directors and executive officers of The Guitammer Company as a group.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned	Options and Warrants Beneficially Owned		Total Shares and Options Beneficially Owned		Percentages (2)

Mark Luden President, CEO and Director	6,058,610	12,713,223	(5)	18,771,833	(5)	13.07%

Richard E. Conn, CFO and Treasurer	39,206	1,305,629		1,344,835		0.94%

Marvin Clamme Vice President	6,397,230	5,680,900		12,078,130		8.41%

Kenneth McCaw Director	2,340,450	8,903,946		11,244,396		7.83%

Walter J. Doyle(3) Director	2,631,614	750,000		3,381,614		2.35%

Christopher Doyle(4) 1970 Jewett Rd Powell, OH 43065	14,595,996	6,699,928		21,295,924		14.83%

Julie E. Jacobs Trust c/o Francine I. Jacobs, Trustee 1105 Schrock Road Suite 602 Columbus, OH 43229	9,413,451	3,199,856		12,613,307		8.41%

All Officers and Directors as a a Group (5 Persons)	17,467,110	29,353,698		46,820,808		32.60%

_______________

(1)	Addresses for the officers and directors are the Company’s address.

(2)	The number of shares of Common Stock owned are those "beneficially owned" as determined under SEC regulations, including any shares of Common Stock as to which a person has sole or shared voting or investment power and any shares of Common Stock which the person has the right to acquire within 60 days through the exercise of any option, warrant or right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. As of December 31, 2015, there were 83,343,057 shares of Common Stock outstanding.

(3)	Includes shares held in The Walter J. Doyle Trust, which shares, options and warrants Mr. Doyle is deemed to beneficially own.

(4)	Christopher Doyle is the adult son of Walter J. Doyle. His shares include shares and warrants owned by Forest Capital which Christopher Doyle is deemed to be beneficial owner.

(5)	Includes 550,000 options owned by Nancy Luden, wife of Mark Luden.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Except for the transactions described below, none of our directors, officers or principal shareholders, or any associate or affiliate of the foregoing, have any interest, direct or indirect, in any transaction or in any proposed transactions, during the years ended December 31, 2015 and 2014.

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

Director Independence

In the opinion of the Board of Directors, no Director may be deemed independent.

Item 14. Principal Accounting Fees and Services

	Year ending	Year ending
	December 31, 2015	December 31, 2014
Audit and review fees	$61,000	$61,000
Audit-related Fees	-	-
Tax fees	-	-
All other fees	-	-

PART IV

Item 15. Exhibits, Financial Statement Schedules

1. Consolidated Financial Statements.

The following consolidated financial statements of The Guitammer Company and subsidiary, are submitted as a separate section of this report (See F-pages) and are incorporated by reference in Item 8:

F-1	Report of Independent Registered Public Accounting Firm

F-2	Consolidated Balance Sheets as of December 31, 2015 and 2014

F-3	Consolidated Statements of Operations for the years ended December 31, 2015 and 2014

F-4	Consolidated Statement of Changes in Stockholders' Deficit for the years ended December 31, 2015 and 2014

F-5	Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014

F-6	Notes to Consolidated Financial Statements

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

&& Filed with the SEC on April 6, 2012 as Exhibits to Form 10K

**** Filed with the SEC on May 15, 2012 as Exhibits to Form 10Q

&&& Filed with the SEC on August 13, 2012.

+&+ Filed with the SEC on January 31, 2014 as Exhibits to Form 8-K.

-@-      Filed with the SEC on March 14, 2014 as Exhibits to Form 10K

@@ Filed with the SEC on November 14, 2014 as Exhibits to Form 10Q

%% Filed with the SEC herewith.

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Guitammer Company

Date: September 19, 2016	By:	/s/ Mark A. Luden
Mark A. Luden
President and CEO

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Capacity

/s/ Mark A. Luden	Director, Chairman of the Board,
Mark A. Luden	President and Chief Executive Officer

/s/ Kenneth McCaw	Director
Kenneth McCaw

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Guitammer Company

We have audited the accompanying consolidated balance sheets of The Guitammer Company (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2015 and 2014. The Guitammer Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Guitammer Company as of December 31, 2015 and 2014 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2015 and 2014 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Schneider Downs & Co., Inc.

Columbus, Ohio

September 19, 2016

THE GUITAMMER COMPANY

 CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2015	2014
ASSETS
Current assets
Cash and cash equivalents	$12,305	$16,185
Accounts receivable, net	103,123	25,139
Inventory	137,888	361,223
Prepaid expenses and other current assets	131	131
Total current assets	253,447	402,678

Property and equipment, net	35,952	64,173
Deferred financing costs, net	-	25,066
Other assets	25,666	29,729
Investment in joint venture	23,185	-
Total Assets	$338,250	$521,646

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Line of credit	$39,523	$39,523
Accounts payable	913,755	853,933
Accrued expenses	506,480	366,938
Deferred revenue	23,310	36,899
Current portion of long-term debt - related parties	954,476	604,529
Current portion of long-term debt - non-related parties	721,445	795,630
Total current liabilities	$3,158,989	$2,697,452

Long-term debt, net of current portion - related parties	-	340,229
Long-term debt, net of current portion - non related parties	-	-
Total Liabilites	$3,158,989	$3,037,681

Commitments	-	-

Stockholders' deficit
Common stock, par value of $.001, 200,000,000 shares authorized; 83,343,057 and 83,000,498 shares issued and outstanding at December 31, 2015 and December 2014, respectively	83,343	83,001
Preferred stock, par value of $.001, 1,000,000 shares authorized; 50,000 and 0 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	50	-
Additional paid-in capital	8,783,391	7,985,860
Accumulated deficit	(11,687,523)	(10,584,896)
Total Stockholders' deficit	$(2,820,739)	$(2,516,035)
Total Liabilities and Stockholders' deficit	$338,250	$521,646

See accompanying Notes to Consolidated Financial Statements.

THE GUITAMMER COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2015	2014

Total revenue	$1,577,672	$1,051,019

Cost of goods sold	848,442	605,934
Gross profit	729,230	445,085

Operating expenses
General and administrative	1,483,866	1,579,507
Research and development	7,382	22,570
	$1,491,248	$1,602,077

Loss from operations	$(762,018)	$(1,156,992)

Other income (expense)
Investment income from joint venture	23,185	-
Impairment of investment in joint venture	(93,500)	-
Net Interest expense	(270,294)	(221,109)
	$(340,609)	$(221,109)

Loss before provision for income taxes	$(1,102,627)	$(1,378,101)

Provision for income taxes	-	-
Loss before dividends on preferred stock	$(1,102,627)	$(1,378,101)

Dividends - preferred stock	-	-

Net loss available to common stockholders	(1,102,627)	(1,378,101)

Basic and diluted loss per common share	$(0.01)	$(0.02)

Basic and diluted weighted average common shares outstanding	83,080,224	79,562,108

See accompanying Notes to Consolidated Financial Statements.

THE GUITAMMER COMPANY

CONSOLIDATED STATEMENT OF CHANGES  IN STOCKHOLDERS' DEFICIT

YEARS ENDED DECEMBER 31, 2015 and 2014

					Additional
	Common Stock		Preferred Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, January 1, 2014	77,905,248	$77,906	-	$-	$7,253,730	$(9,206,795)	$(1,875,159)

Warrants issued for debt issuance and to revise debt agreements to include accrued interest	-	-	-	-	32,208	-	32,208

Employee stock option compensation	-	-	-	-	203,567	-	203,567

Common stock and warrants issued for services	687,500	687	-	-	89,675	-	90,362

Options/warrants exercised for common stock purchase	4,407,750	4,408	-	-	406,680	-	411,088

Net loss	-	-	-	-	-	$(1,378,101)	$(1,378,101)

Balance, December 31, 2014	83,000,498	$83,001	-	$-	$7,985,860	$(10,584,896)	$(2,516,035)

Employee stock option compensation	-	-	-	-	195,923	-	195,923

Common stock issued for services	100,000	100	-	-	8,400	-	8,500

Common stock issued for Preferred Stck Dividends	242,559	242			(242)		-

Warrants earned in connection with joint venture	-	-	-	-	93,500	-	93,500

Preferred stock issuance	-	-	50,000	50	499,950	-	500,000

Dividends - preferred stock	-	-	-	-	-	-	-

Net loss before divendends on preferred stock	-	-	-	-	-	$(1,102,627)	$(1,102,627)

Balance, December 31, 2015	83,343,057	$83,343	50,000	$50	$8,783,391	$(11,687,523)	$(2,820,739)

See accompanying Notes to Consolidated Financial Statements.

THE GUITAMMER COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2015	2014
Cash flows from operating activities
Net loss before dividends on preferred stock	$(1,102,627)	$(1,378,101)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and patent amortization	36,175	46,334
Amortization of deferred financing fees	25,066	26,733
Amortization of debt discount	9,717	8,974
Employee stock options	195,923	203,567
Stock and warrants issued for services	8,500	90,362
Investment income from joint venture	(23,185)	-
Impairment of investment in joint venture	93,500	-
Loss on sale of assets	-	1,647
Change in fair value of warrant liability	$(43,217)	$(109,926)

Changes in assets and liabilities
Accounts receivable	(77,984)	37,366
Inventory, net	223,335	82,538
Prepaid expenses	-	6,010
Accounts payable and accrued expenses	242,581	440,248
Deferred revenue	(13,589)	(31,924)
Net cash used in operating activities	$(425,805)	$(576,172)

Cash flows from investing activities
Purchase of intangible assets	(3,890)	(16,552)
Proceeds on sale of property and equipment	-	38,249
Purchase of property and equipment	-	(14,921)
Net cash (used in) provided by investing activities	$(3,890)	$6,776

Cash flows from financing activities
Proceeds from options and warrants exercised	-	411,088
Proceeds from private offering of preferred stock	500,000	-
Proceeds from debt	-	100,000
Payment of debt	(74,185)	(65,738)
Net cash provided by financing activities	$425,815	$445,350

Net increase (decrease) in cash and cash equivalents	(3,880)	(124,046)
Cash and cash equivalents, beginning of period	16,185	140,231
Cash and cash equivalents, end of period	$12,305	$16,185

Supplemental disclosure of cash flow information
Cash paid during the period for
Interest	$90,495	$92,344
Income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities
Accrued interest converted to debt	$-	$20,178
Warrants earned in connection with joint venture	$93,500	$-
Issuance of warrants for debt modification	$-	$13,464
Issuance of warrants for debt discount	$-	$18,744

See accompanying Notes to Consolidated Financial Statements.

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

1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts Receivable

Accounts receivable are carried at cost less an allowance for doubtful accounts. The allowance for doubtful accounts is established through provisions charged against income and is maintained at a level believed adequate by management to absorb estimated bad debts based on current economic conditions.

Accounts receivable are uncollateralized customer obligations due under normal trade terms generally requiring payment within 30 days from the invoice date. The Company recorded an allowance of $5,073 and $4,598 at December 31, 2015 and December 31, 2014, respectively.

Inventory

Inventory, consisting of finished goods, is stated at the lower of cost or market. Cost is determined using the weighted average method. Inventory that is determined to be obsolete or not sellable is expensed immediately. The Company recorded a reserve for obsolete items of $7,000 at December 31, 2015 and $10,415 at December 31, 2014.

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

1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

The Company recognizes revenue from the sale of its products when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed and determinable, and collectability is reasonably assured.

Deferred Revenue

The Company received prepayment for products from some of its customers as the Company requires prepayment before goods are shipped to all international customers. As of December 31, 2015 and December 31, 2014, the Company had deferred revenue of $23,310 and $36,899, respectively. The Company recognizes revenue and decreases deferred revenue in accordance with the revenue recognition policy.

Income Taxes

Prior to the creation of the Nevada holding company formed on May 18, 2011, the Company had elected S Corporation status for Federal and Ohio state income tax purposes. Under these elections, the Company’s taxable income was included on the stockholders individual income tax returns, and the Company made no provision for Federal and State income tax. Effective with the Company re-domiciling to Nevada on May 18, 2011, the Company elected C Corporation status for both Federal and State income tax purposes.

There were no uncertain tax positions at December 31, 2015 or December 31, 2014, as the Company’s tax positions for open years meet the recognition thresholds of more likely than not to be sustained upon examinations. When necessary, the Company would accrue penalties and interest related to unrecognized tax benefits as a component of income tax expense. Tax returns for the years 2012 through 2014 are currently open to examination. Tax returns prior to 2012 are no longer subject to examination by tax authorities.

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

1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The carrying amount reported in the balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of the long term debt and revolving line of credit at December 31, 2015 and December 31, 2014 approximated the carrying amount based on interest rates that were close to market rates or being close to maturity and were determined on a Level 2 measurement.

The Black-Scholes valuation model is used to estimate the fair value of the warrants. The significant assumptions considered by the model were the remaining term of the warrants, the fair value per share stock price of $.03 and $.07, a risk free treasury rate for .55 to 1.67 years of .498% to .923% and .50 to 2.75 years of .120% to .993% and an expected volatility of 62% and 60% at December 31, 2015 and December 31, 2014, respectively. At December 31, 2015 and December 31, 2014, the fair value of warrants were determined on a Level 2 measurement.

Advertising

Costs of advertising and marketing are expensed as incurred including the cost of making commercials. Advertising and marketing costs were $112,202 and $153,064 for the years ending December 31, 2015 and 2014, respectively.

Shipping and Handling

Shipping and handling costs of approximately $95,419 and $91,506 for the years ending December 31, 2015 and 2014, respectively, are included in general and administrative expenses in the statements of operations.

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

	December 31,	December 31,
	2015	2014
Potentially dilutive securities:
Outstanding time-based stock options	43,462,561	44,211,505
Outstanding time-based warrants	10,944,112	15,000,908
Joint venture warrants earned to be issued	2,750,000	-
Convertible preferred stock	3,333,500	-

1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

For a discussion of critical accounting policies and estimates, please see Note 1 to our consolidated financial statements, which are included in this report.

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

In March of 2016, FASB issued Accounting Standards Update (ASU) No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments are intended to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees.

Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows.

1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The amendments also simplify two areas specific to private companies:

1. Practical Expedient for Expected Term: In lieu of estimating the period of time that a share-based award will be outstanding, private companies can now apply a practical expedient to estimate the expected term for all awards with performance or service conditions that have certain characteristics.

2. Intrinsic Value: Private companies can now make a one-time election to switch from measuring all liability-classified awards at fair value to measuring them at intrinsic value. Previously, private companies were provided an option to measure all liability-classified awards at intrinsic value, but some private companies were unaware of that option.

Accounting for employee share-based awards was identified by the Private Company Council (PCC) as an area of concern among private company stakeholders. The PCC worked with the FASB to discuss and analyze the issues that private companies have encountered in this area when applying the standard. The PCC also asked the FASB staff to conduct outreach with users as a part of the FASB’s pre-agenda research on the topic.

The FASB also considered the conclusions in the Financial Accounting Foundation’s Post-Implementation Review Report on Statement 123(R), Share-Based Payment. Though the report concluded that the prior standard achieved its purpose, it noted that certain areas within Statement 123(R) may be costly and difficult to apply.

For public companies, the amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For private companies, the amendments are effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted for any organization in any interim or annual period. We are currently assessing the impact this standard will have on the Company’s consolidated financial statements or required disclosures.

In February of 2016, FASB issued its new lease accounting guidance in Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842).

Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date:

A lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and

A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.

1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers.

The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing.

Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (i.e., January 1, 2019, for a calendar year entity). Nonpublic business entities should apply the amendments for fiscal years beginning after December 15, 2019 (i.e., January 1, 2020, for a calendar year entity), and interim periods within fiscal years beginning after December 15, 2020. Early application is permitted for all public business entities and all nonpublic business entities upon issuance.

Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach.

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

2 – GOING CONCERN

The Company has incurred net losses, negative cash flows from operating activities, and has an accumulated deficit of approximately $11,687,523 at December 31, 2015. In addition, at December 31, 2015 the Company had a cash balance of approximately $12,300 and working capital deficiency of approximately $2,932,000. The Company has relied upon cash from its financing activities to fund its ongoing operations as it has not been able to generate sufficient cash from its operating activities in the past and there is no assurance it will be able to do so in the future. Unless the Company can obtain additional cash resources, these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

3 – PROPERTY AND EQUIPMENT, NET

	December 31,	December 31,
	2015	2014
Equipment and electronics	$175,876	$175,876
Furniture and fixtures	20,257	20,257
Leasehold improvements	12,313	12,313
	208,446	208,446

Less accumulated depreciation	(172,494)	(144,273)
Property and equipment, net	$35,952	$64,173

Depreciation expense for the years ended December 31, 2015 and 2014 was $28,221 and $38,039 respectively.

4 – DEFERRED FINANCING COSTS, NET

	December 31,	December 31,
	2015	2014
Deferred financing costs	$153,454	$153,454
Less Accumulated Amortization	(153,454)	(128,388)
Deferred financing costs, net	$-	$25,066

Amortization expense for deferred financing costs for the years ended December 31, 2015 and 2014 was $25,066 and $26,733, respectively. In January 2014, the notes payable to Forest Capital for $150,000 and the Julie Jacobs Trust for $100,000 were modified extending the maturity date by two years and the unpaid interest on each of these notes was added to the loan balance. As an inducement to extend the notes term and add the interest due and unpaid interest to the notes balance, the Company issued 324,000 warrants to Forest Capital and 216,000 warrants to the Julie Jacobs Trust. The cost of the warrants was valued at $13,464 using the Black Scholes valuation model and was added to deferred financing costs and was amortized over the remaining life of the loan.

5 – LINE OF CREDIT

The Company has entered into an unsecured line of credit arrangement with Key Bank, which carries a maximum possible loan balance of $40,000 at an annual interest rate of 6.25% and is due on demand. As of December 31, 2015 and December 31, 2014, the Company had borrowed $39,523.

6 – ACCRUED EXPENSES

 Accrued expenses consisted of the following at December 31, 2015 and December 31, 2014:

	December 31,	December 31,
	2015	2014
Accrued payroll	$66,825	$47,379
Accrued interest	383,201	233,308
Warrant liability	6,187	49,404
Miscellaneous accrued expenses	50,627	36,847
	$506,480	$366,938

As more fully described in footnote 8, the Company has recorded a warrant liability of $6,187 and $49,404 as of December 31, 2015 and December 31, 2014, respectively, which is based on the Black-Scholes valuation model to estimate the fair value of the warrants. The significant assumptions considered by the model were the remaining term of the warrants, the fair value per share stock price of $.03 and $.07, a risk free treasury rate for .55 to 1.67 years of .498% to .923% and .50 to 2.75 years of .120% to .993% and an expected volatility of 62% and 60% at December 31, 2015 and December 31, 2014, respectively.

7 – DEBT

Debt payable to related parties is as follows:

	December 31,	December 31,
	2015	2014

Note payable to Julie E. Jacobs Trust, a stockholder, in the amount of $50,000 with interest on the unpaid principal balance computed from the date of this loan until paid in full at the rate equal to the Wall Street Journal Prime Rate plus 4.75%, (which is 8% as of the date of the loan and at 12/31/2015) with interest payable annually on January 3rd and with the principal balance due on January 3, 2016. As an inducement to make this loan, the Company issued 400,000 warrants to purchase stock at $.24 per share which were valued at $9,372 using the Black Scholes valuation model and were recorded as a loan discount. The discount is being amortized over the life of the loan and the amortization expense for the year ended December 31, 2015 was approximately $4,858 and now is considered due on demand.

	49,973	45,114

Note payable to The Walter Doyle Trust, a stockholder, in the amount of $50,000 with interest on the unpaid principal balance computed from the date of this loan until paid in full at the rate equal to the Wall Street Journal Prime Rate plus 4.75%, (which is 8% as of the date of the loan and at 12/31/2015) with interest payable annually on January 3rd and with the principal balance due on January 3, 2016. As an inducement to make this loan, the Company issued 400,000 warrants to purchase stock at $.24 per share which were valued at $9,372 using the Black Scholes valuation model and were recorded as a loan discount. The discount is being amortized over the life of the loan and the amortization expense for the 12 months ended December 31, 2015 was approximately $4,858.and now is considered due on demand.

	49,973	$45,114

Note payable to Forest Capital, an affiliate of the Walter J. Doyle Trust, a stockholder, in the original amount of $250,000 at an annual interest rate of 10%. Effective December 13, 2009, the annual interest rate increased to 20%. On December 21, 2011, $100,000 of the note was converted to shares of stock at a price of $.25 per share and the note was amended decreasing the annual interest rate to 8% with interest payable annually on January 3rd and with the principal balance due on January 3, 2014. The note was extended on January 27, 2014 to January 3, 2016 and the $12,107 in interest due at January 3, 2014 was included in the new note balance of $162,107. The $12,107 addition to the loan is payable to Forest Capital upon the receipt by the Company of new equity funding of $100,000 or more. Since more than $100,000 of equity funding has been received, the $12,107 is now payable to Forest Capital and has been included in the current portion of related party debt. In connection with the note extension, 324,000 warrants to purchase stock at $0.24 per share were issued in return for the agreement to extend the note to January 3, 2016 and now is considered due on demand.

	162,107	162,107

Note payable to Julie E. Jacobs Trust (JJ Trust) in the original amount of $100,000 at an annual interest rate of 20%. Effective September 26, 2010, the annual interest rate increased to 30% with the note payable on demand. On December 21, 2011, note was amended decreasing the annual interest rate to 8% with interest payable annually on January 3rd and with the principal balance due on January 3, 2014. The note was extended on January 27, 2014 to January 3, 2016 and the $8,071 in interest due at January 3, 2014 was included in the new note balance of $108,071. The $8,071 addition to the loan is payable to the JJ Trust upon the receipt by the Company of new equity funding of $100,000 or more. Since more than $100,000 of equity funding has been received, the $8,071 is now payable to the JJ Trust and has been included in the current portion of related party debt. In connection with the note extension 216,000 warrants to purchase stock at $0.24 per share were issued in return for the agreement to extend the note to January 3, 2016 and now is considered due on demand.

	108,071	108,071

Note payable to Thelma Gault, a stockholder, in the original amount of $800,000 at an interest rate of 10%. The loan is collateralized by all assets of the Company, and on April 25, 2008 signed an agreement in which her collateralization is shared with the State of Ohio. On November 18, 2010, Thelma Gault signed an agreement subordinating up to $700,000 of debt to the Walter Doyle Trust and the Julie Jacobs Trust and to Standard Energy through the Julie Jacobs Trust. Note was due on June 1, 2014 and now is considered due on demand.	584,352	584,352

Total debt payable to related parties	$954,476	$944,758

7 – DEBT (Continued)

Other debt is as follows:

	December 31,	December 31,
	2015	2014

Note payable to Ohio Innovation Loan Fund (OILF) at an interest rate of 8%. The interest rate increased to 10.5% effective October 1, 2014 as a result of missing a loan covenant. Monthly payments of principal, interest, escrow, and service fees are based on the loan agreement. The loan is collateralized by all assets of the Company, and this collateralization is shared with the Thelma Gault per agreement signed on April 25, 2008. On November 29, 2010, The Director of Development for the State of Ohio signed an agreement subordinating up to $700,000 of debt to the Walter Doyle Trust and the Julie Jacobs Trust and to Standard Energy through the Julie Jacobs Trust. On December 1, 2012, the Note was modified extending the due date to November 2015. An additional extension was granted to the Company in December 2015 extending the due date to August 31, 2016. An amendment to extend the due date is currently underway.

	$253,091	$325,280

Notes payable to Merrill Lynch in the original amount of $400,000, with interest payable at Libor plus .56%. In addition, this debt is guaranteed 50% each by the Walter J. Doyle Trust and the Julie E. Jacobs Trust. As compensation for their guarantees, the trusts receive 4% per annum and share a first position lien on all assets. The note is due on demand.	393,354	395,350

Notes payable to four different investors in the original amount of $250,000 at an original interest rate of 12%. On January 31, 2012, all of these notes except for a $75,000 note were converted to shares of stock at a price of $.25 per share. The $75,000 note was due June 30, 2012 and is now considered due on demand. The interest rate on the note has increased to 25% due to a default provision of the note.	75,000	75,000

Other debt	$721,445	$795,630

Less current portion of debt payable to non-related parties	721,445	795,630

Long term debt payable to non-related parties	$-	$-

The principal maturities of the notes payable for the next five years and in the aggregate are as follows:

Period ending
December 31,
2016	$1,675,921
2017	-
2018	-
2019	-
2020	-
$1,675,921

The Company is not in compliance with certain debt covenants and has not received waivers from the lender. As a result, the notes payable with an outstanding balances of $75,000 is due on demand and is classified as current in the accompanying balance sheets.

8 – STOCKHOLDERS’ DEFICIENCY

Authorization to increase Capital Stock

On July 28, 2014, the Board of Directors authorized the Company to issue 200,000,000 of Common Stock at $0.001 per value per share.

Stock Sales

On May 4, 2015, the Company sold in a private offering to a current Board member and to two other accredited investors that are existing shareholders, a total of 50,000 shares of its Series A Preferred The Preferred Stock pays an annual dividend of $.80 cents per share (payable in cash or Common Stock at the Company’s discretion) and each share is convertible into 66.67 shares of Common Stock at the Company’s discretion.

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

Options

On February 1, 2012, the Board approved and granted 600,000 stock options to three of its employees, with an exercise price of $.25 per share with a vesting schedule of 60% on the first anniversary of the grant, 20% on the second anniversary of the grant and the final 20% on the third anniversary of the grant. On November 26, 2012, the Board approved and granted 3,000,000 stock options to the Company’s president and CEO, with an exercise price of $.25 per share with a vesting schedule of 33 and 1/3% on the first anniversary of the grant, 33 and 1/3% on the second anniversary of the grant and the final 33 and 1/3% on the third anniversary of the grant. On December 3, 2014, the Board reduced the exercise price on the 600,000 and 3,000,000 stock options issued on

February 1, 2012 and November 26, 2012, respectively, from $.25 to $.075, which was the market price of the stock on December 3, 2014. Additional compensation expense of approximately $22,900 and $55,000 has been recognized based on this exercise price reduction at December 31, 2015 and December 31, 2014, respectively.

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

The following table summarizes the activity for all stock options:

8 – STOCKHOLDERS’ DEFICIENCY (continued)

	Number of Options	Range of Exercise Price	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Weighted Average Grant Date Fair Value
Outstanding options as of January 1, 2014	40,761,505	$.00320 - $.25000	$.03704	5.55	$.03285
Options granted	3,450,000	$.07500	$.07500	9.93	$.07500
Options cancelled/expired	-	-	-	-	-
Options exercised	-	-	-	-	-
Outstanding options as of December 31, 2014	44,211,505	$.00320 - $.07500	$.02575	4.97	$.02390
Options granted	-	-	-	-	-
Options cancelled/expired	748,944	$.02131	$.02131	-	$.07514
Options exercised	-	-	-	-	-
Outstanding options as of December 31, 2015	43,462,561	$.00320-$.07500	$.02583	4.25	$.02415

The following table provides information about options under the Plan that are outstanding and exercisable as of December 31, 2015:

	Options Outstanding		Options Exercisable
Exercise Price	As of December 31, 2015	Weighted Average Contractual Life Remaining	As of December 31, 2015
$.00320	10,056,677	3.76 years	10,056,677
$.02131	26,355,884	3.15 years	26,355,884
$.07500	3,600,000	6.77 years	3,600,000
$.07500	3,450,000	8.93 years	1,545,000
	43,462,561		41,557,561

Included in the above table are 5,792,670 options to non-employees and 37,669,891 to officers, directors and employees of the Company.

8 – STOCKHOLDERS’ DEFICIENCY (continued)

Warrants

The Company has 10,944,112 and 15,000,908 warrants outstanding as of December 31, 2015 and 2014, respectively. Additionally, for the year ending December 31, 2015, the Company recognized an obligation to issue 2,750,000 warrants related to the joint venture at an exercise price of $.010. These warrants have not been issued yet (see note 11). For the year ending December 31, 2014, 2,269,230 warrants were issued at an exercise price of $0.24 as follows: 1,340,000 warrants were issued in connection with the new debt issuances and debt modifications and the Company issued 929,230 warrants in exchange for services.

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

See footnote 11 for discussion on contingent warrants.

This table summarizes the grant date and exercise date for all warrants:

8 – STOCKHOLDERS’ DEFICIENCY (continued)

	Number of	Exercise	Expiration
	Warrants	Price	Date
Outstanding Warrants from	499,296	$.02131	July, 2016
January 1, 2011	293,336	$.02131	August, 2017
Outstanding Warrants Granted in 2012	2,500,000	$.24000	May, 2016
	200,000	$.24000	June, 2016
	100,000	$.24000	October, 2016
Outstanding Warrants Granted in 2013	3,806,250	$.24000	May, 2016
	312,500	$.24000	June, 2016
	250,000	$.24000	July, 2016
	500,000	$.24000	September, 2016
	156,250	$.24000	October, 2016
	781,250	$.24000	November, 2016
Outstanding Warrants Granted in 2014	62,500	$.24000	January, 2016
	616,000	$.24000	January, 2017
	62,500	$.24000	February, 2016
	62,500	$.24000	March, 2016
	62,500	$.24000	April, 2016
	62,500	$.24000	May, 2016
	62,500	$.24000	June, 2016
	62,500	$.24000	July, 2016
	62,500	$.24000	August, 2016
	62,500	$.24000	September, 2016
	62,500	$.24000	October, 2016
	194,000	$.10000	October, 2018
	62,500	$.24000	November, 2016
	47,730	$.10000	December, 2018
Outstanding Warrants Granted in 2015	-	-	-

Outstanding Warrants as of December 31, 2015	10,944,112	$02131 - $.24000	Expiration dates as As listed above

The warrants for 792,632 shares issued prior to January 1, 2011, include certain provisions that protect the holders from a decline in the stock price of the Company. As a result of those provisions, the Company recognizes the warrants as liabilities at their fair values on each reporting date.

As shown in footnote 6, the Company has recorded a warrant liability of $6,187 and $49,404 as of December 31, 2015 and December 31, 2014, respectively, which is based on the Black-Scholes valuation model to estimate the fair value of the warrants.

The significant assumptions considered by the model were the remaining term of the warrants, the fair value per share stock price of $.03 and $.07, a risk free treasury rate for .55 to 1.67 years of .498% to .923% and .50 to 2.75 years of .120% to .993% and an expected volatility of 62% and 60% at December 31, 2015 and December 31, 2014, respectively.

9 – COMMITMENTS

In July of 2013, the Company entered into a four year extension of the lease for the rental of the office and warehouse space expiring on August 31, 2017. Under the terms of the current lease and the four year extension, the Company’s future minimum rental payments are: $89,000 for 2016, and $60,400 for 2017. Total rent expense was $86,458 and $85,256 for years ending December 31, 2015 and 2014, respectively.

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

Stock and warrants issued for services

During the year ending December 31, 2015, the Company issued 100,000 shares of common stock for consulting services valued at $8,500. During the year ending December 31, 2014, the Company issued 687,500 shares of common stock and 929,230 warrants for consulting services valued at $90,362.

On February 10, 2012, the Company entered into a 3 month agreement with John Ertmann for advisory services. Under the terms of the agreement, Mr. Ertmann will be compensated at a rate of 40,000 shares of common stock and 40,000 warrants per month. The agreement has been extended through December, 2014, with the compensation arrangement of 40,000 shares of common stock and 40,000 warrants per month for April and May of 2013, and 62,500 shares of common stock and 62,500 warrants per month for the months June 2013 through December 2014. In December, 2014 and 2015, Mr. Ertmann was not available for advisory services and consequently, no common stock or warrants were issued for those months.

On August 29, 2014 the Company, the San Jose Sharks (“Sharks”) NHL hockey team and Comcast SportsNet California (“CSNCA”) executed a “Letter Agreement Regarding Technology Initiative” to integrate Guitammer’s broadcast technology in the SAP Center at San Jose and into the CSNCA’s telecasts of the San Jose Sharks home games at the SAP Center for the 2014/15 NHL season, and to collectively promote and market the enhanced broadcast to the San Jose Sharks and CSNCA viewers. Starting from the first home game on October 11th until the last home game on April 6, 2015, the CSNCA’s Sharks telecasts have successfully been broadcast in 4D using Guitammer’s technology. The official public launch of this agreement was November 20th, 2014. The Company expects to commence this service as additional capital is sourced.

10 – CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. Receivables are stated at the amounts management expects to collect from outstanding balances. Generally, the Company does not require collateral or other security to support contract receivables.

The Company had no major customer for the year ending December 31, 2015 and one major customer for the year ending December 31, 2014. A major customer is defined as one that purchases ten-percent or more in a reporting period. Net sales for the years ended December 31, 2015 and 2014 include sales to the following major customer:

Customer	2015	2014

Amazon.com	4.6%	12.8%

Amazon.com accounted for 3.8% and 36.5% of the total accounts receivable balance at December 31, 2015 and December 31, 2014, respectively.

The Company had major suppliers in each of the reporting periods presented. A major supplier is defined as one that provides ten-percent or more of total cost-of-sales in a particular reporting period or has an outstanding account payable balance of ten-percent or more as of the reporting period.

	December 31,
	2015		2014
	Purchases During Period	Account Payable Percentage at end of Period	Purchases During Period	Account Payable Percentage at end of period
LFT Manufacturing, LLC	68%	18%	20%	16%
Actiway Industrial Co.	21%	10%	30%	12%
Sonavox Canada, Inc.	5%	6%	13%	9%
Eminence Speaker LLC	-	34%	31%	35%

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

On September 12, 2014, Guitammer entered into an agreement with an unrelated third party to organize a joint venture company named LFT Manufacturing that will manufacture and distribute certain Guitammer products. Guitammer and the third party will make capital contributions of $1,000 each to the joint venture company. Guitammer and the third party each have 50% interests in the joint venture company. The joint venture company borrowed from the third party the amount necessary to fund the startup costs to manufacture products, including initial tooling, obtaining factory space, and labor costs. In conjunction with the joint venture, the Company agreed to grant to the unrelated party 2,750,000 warrants to purchase common stock of the Company exercisable at $.10 per share contingent upon the completion of certain criteria as follows:

1.	Working capital loan had been provided by the unrelated third party to fund LFT for start-up costs, tooling and funding operations.

2.	Guitammer has received from LFT, no less than 10,000 total units of the products, each and all of which are both sold to Guitammer at a price and are of a quality deemed acceptable to Guitammer.

3.	The second anniversary of the loan referenced in number 1 above has occurred.

4.	In the event of a change of control of The Guitammer Company that occurs before the second anniversary of the loan referenced in number 1 above and with the successful completion of requirement number one and two above, the warrants shall be granted immediately preceding the change of control.

During the 3rd Quarter of 2015, the criteria from item 1 and 2 above has been satisfied, but the other criteria have not been met. Under generally accepted accounting principles, these warrants are considered contingent consideration in connection with the establishment of a joint venture. In connection with these rules, since criteria 1 and 2 as noted above have been achieved, this contingency has been reflected as an increase of $93,500 for both our investment in this joint venture and to additional paid in capital using the Black-Scholes valuation model to estimate the fair value of the warrants. Upon satisfactory completion of all of these criteria, the warrants will be issued. Based on events and circumstances that have occurred subsequent to December 31, 2015 but prior to issuance of these consolidated financial statements, management conducted an analysis of fair value of the investment in the joint venture. Based on this analysis, management determined the fair value of the investment to be less than the carrying value recorded at December 31, 2015. Therefore, management has recorded an impairment of investment in joint venture of $93,500 for the year ended December 31, 2015.

11 – RELATED PARTY TRANSACTIONS (continued)

The Company accounts for this joint venture as an equity method investment. Under the equity method of accounting, an Investee company’s accounts are not reflected within the Company’s Consolidated Balance Sheets and Consolidated Statements of Income; however, the Company’s share of the earnings or losses of the Investee Company is reflected in the Company’s Consolidated Statements of Income. The Company’s carrying value in an equity method Investee company are reflected in the Company’s Consolidated Balance Sheets. The Company’s share of earnings for the year ending December 31, 2015 was approximately $23,000 and has been recorded in the Company’s Consolidated financial statements. The company purchased $410,601 of product for the year ending December 31, 2015 and $106,036 of product for the year ended December 31, 2014 from LFT Manufacturing, LLC.

12 – OTHER ASSETS

Other assets consist of patents and trademarks related to the ButtKicker brand products and technology. The assets are being amortized over 10 years based on the estimated useful lives of the patents and trademarks. Amortization of the intangible assets, which is included in general and administrative expenses, was $7,953 and $8,295 for the years ended December 31, 2015 and 2014, respectively. The estimated future amortization expense for intangible assets is approximately: $6,700 in 2016, $4,300 in 2017, $2,600 in 2018 and 2019, 2,300 in 2020 and $7,100 thereafter.

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

A reconciliation of the federal statutory rate to the Company’s effective tax rate for the years ended December 31, 2015 and 2014 is as follows:

	December 31,
	2015	2014
Tax benefit at statutory rate	34.0%	34.0%
Valuation allowance	(27.7)%	(24.9)%
Other, net	(6.3)%	(9.1)%
Effective tax rate	-

The tax effects of temporary differences that give rise to significant portions of the net deferred tax asset balance at December 31, 2015 and 2014 are as follows:

13 – INCOME TAXES (continued)

	December 31,
	2015	2014
Accounts receivable allowances	1,725	1,563
Fixed Assets	-	43,839
Net Operating loss carry forward	1,868,063	1,480,398
	1,869,788	1,525,800
Valuation allowance	(1,869,788)	(1,525,800)
Net Deferred tax asset	-	-

14 – SUBSEQUENT EVENTS

Effective February 5, 2016, Lawrence L. Lemoine assumed the offices of both Chief Operating Officer and Chief Financial Officer of the Company. Richard E. Conn, the previous Chief Financial Officer of The Guitammer Company has retired from his offices with the Company effective on the same date.

Before joining the Company, Mr. Lemoine, age 64, was CEO of Wave Entertainment Network where he created and successfully launched a new entertainment platform of a “first of its kind” IPTV worldwide entertainment platform for the maritime and hospitality industries. Prior to Wave, he was VP Finance of DIRECTV, involved in DIRECTV’s growth from the early stages to a subscriber base of over 12 million. In addition, Mr. Lemoine held the Controller post for the 1984 Olympic Organizing Committee, the most profitable Olympic Games in history and also served as an executive consultant to various start-ups that include a Paris-based satellite service organization, Daytona Prototype motor racing team (U.S.) and a sports video production organization. Mr. Lemoine and the Company entered into an agreement where he will receive 200,000 shares of common stock per month for three months and will receive $10,000 per month during this time period once the receipt by the Company of $6,000,000 of financing.

On April 28, 2016, the Company’s Board of Directors approved the sale of 2,500,000 common shares for 5 cents per share the issuance of 5,000,000 warrants at an exercise price of 5 cents per share expiring on May 31, 2016 to an individual investor.

On April 28, 2016, the Company’s Board of Directors approved the reduction of the exercise price of outstanding warrants to purchase its stock for 5 cents per share for all of the Company’s outstanding warrants with an exercise price greater than 5 cents per share solely during the time period beginning on April 28, 2016 and ending on May 31, 2016 On June 20, 2016, the Board of Directors declared a dividend to be paid to Preferred Stockholders, on record as of March 31, 2016, in common stock at a rate of $0.15 per share.

