Form 10-Q
period 2016-03-31
Guitammer Co
filed 2016-11-14
CIK 1334126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________

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

Make by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☒ Yes   ☐ No

As of November 7, 2016, the number of shares of Common Stock was 95,109,323 and 50,000 shares of Preferred Stock.

The Guitammer Company

PART 1 - FINANCIAL INFORMATION

The following financial statements have not been reviewed by the Company's independent accountant

THE GUITAMMER COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)
	March 31,	December 31,
	2016	2015

ASSETS
Current assets
Cash and cash equivalents	$3,108	$12,305
Accounts receivable, net	79,005	103,123
Inventory	123,300	137,888
Prepaid expenses and other current assets	1,131	131
Total current assets	206,544	253,447

Property and equipment, net	31,242	35,952
Other assets	23,997	25,666
Investment in joint venture	28,164	23,185
Total Assets	$289,947	$338,250

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Line of credit	$39,523	$39,523
Accounts payable	977,762	913,755
Accrued expenses	552,337	506,480
Deferred revenue	62,782	23,310
Current portion of long-term debt - related parties	954,529	954,476
Current portion of long-term debt - non-related parties	718,770	721,445
Total current liabilities	$3,305,703	$3,158,989

Long-term debt, net of current portion - related parties	-	-
Long-term debt, net of current portion - non related parties	-	-
Total Liabilites	$3,305,703	$3,158,989

Commitments	-	-

Stockholders' deficit
Common stock, par value of $.001, 200,000,000 shares authorized; 84,743,057 and 83,343,057 shares issued and outstanding at March 31, 2016 and December 2015, respectively	84,743	83,343
Preferred stock, par value of $.001, 1,000,000 shares authorized; 50,000 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	50	50
Additional paid-in capital	8,803,450	8,783,391
Accumulated deficit	(11,903,999)	(11,687,523)
Total Stockholders' deficit	$(3,015,756)	$(2,820,739)
Total Liabilities and Stockholders' deficit	$289,947	$338,250

See accompanying Notes to Condensed Consolidated Financial Statements.

THE GUITAMMER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	March 31,
	2016	2015

Total revenue	$194,046	$530,348

Cost of goods sold	101,783	287,991
Gross profit	92,263	242,357

Operating expenses
General and administrative	246,679	511,957
Research and development	11,955	-
	258,634	511,957

Loss from operations	(166,371)	(269,600)

Other income (expense)
Investment income from joint venture	4,978	-
Net Interest expense	(45,111)	(100,278)
	(40,133)	(100,278)

Loss before provision for income taxes	(206,504)	(369,878)

Provision for income taxes	-	-
Net loss	$(206,504)	$(369,878)

Basic and diluted loss per share	$(0.002)	$(0.004)

Basic and diluted weighted average common shares outstanding	83,745,255	83,018,276

See accompanying Notes to Condensed Consolidated Financial Statements

THE GUITAMMER COMPANY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

THREE MONTHS ENDED MARCH 31, 2016 AND YEAR ENDED DECEMBER 31, 2015
(UNAUDITED)

					Additional
	Common Stock		Preferred Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2015	83,000,498	$83,001	-	$-	$7,985,860	$(10,584,896)	$(2,516,035)

Employee stock option compensation	-	-	-	-	195,923	-	195,923

Common stock issued for services	100,000	100	-	-	8,400	-	8,500

Common stock issued for Preferred Stck Dividends	242,559	242			(242)		-

Warrants earned in connection with joint venture	-	-	-	-	93,500	-	93,500

Preferred stock issuance	-	-	50,000	50	499,950	-	500,000

Dividends - preferred stock	-	-	-	-	-	-	-

Net loss before divendends on preferred stock						$(1,102,627)	$(1,102,627)
Balance, December 31, 2015	83,343,057	$83,343	50,000	$50	$8,783,391	$(11,687,523)	$(2,820,739)

Employee stock option compensation	-	-	-	-	6,854	-	6,854

Employee stock compensation	400,000	400	-	-	11,000	-	11,400

Common stock purchased	1,000,000	1,000	-	-	2,205	-	3,205

Dividends - preferred stock	-	-	-	-	-	(9,972)	(9,972)

Net loss						$(206,504.00)	$(206,504.00)
Balance, March 31, 2016	1,400,000	$84,743	50,000	$50	$8,803,450	$(11,903,999)	$(3,015,756)

See accompanying Notes to Condensed Consolidated Financial Statements.

THE GUITAMMER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities
Net loss	$(206,504)	$(369,878)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and patent amortization	6,379	9,031
Amortization of deferred financing fees	-	6,836
Amortization of debt discount	52	2,417
Stock based compensation	11,400	-
Employee stock options	6,854	55,172
Stock and warrants issued for services	-	8,500
Warrants issued in connection with joint venture	(4,979)	-
Loss on sale of assets	-	-
Change in fair value of warrant liability	(1,104)	21,900

Changes in assets and liabilities
Accounts receivable	24,118	(17,876)
Inventory, net	14,588	171,341
Prepaid expenses	(1,000)	-
Accounts payable and accrued expenses	100,997	157,172
Deferred revenue	39,472	(7,122)
Net cash provided by (used in) operating activities	(9,727)	37,493

Cash flows from investing activities
Purchase of intangible assets	-	(2,440)
Proceeds on sale of property and equipment	-	-
Purchase of property and equipment	-	-
Net cash used in investing activities	-	(2,440)

Cash flows from financing activities
Proceeds from stock and warrants	-	-
Proceeds from options and warrants exercised	-	-
Payment line of credit	-	-
Payment of capital lease obligation	-	-
Proceeds from debt	(2,675)	-
Payment of debt	-	(23,106)
Proceeds from issued common stock	3,205	-
Net cash (used in) provided by financing activities	530	(23,106)

Net increase (decrease) in cash and cash equivalents	(9,197)	11,947
Cash and cash equivalents, beginning of period	12,305	16,185
Cash and cash equivalents, end of period	$3,108	$28,132

Supplemental disclosure of cash flow information
Cash paid during the period for
Interest	$12,766	$18,523
Income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities
Issuance of common stock in connection with debt retirement	$-	$-
Issuance of common stock and warrants for professional services	$-	$-
Accrued preferred stock diviends	$9,972	$-
Increase in deferred financing costs in connection with debt refinancing
Accrued interest converted to debt	$-	$-
Issuance of common stock and warrants for professional services	$-	$8,500
Issuance of warrants for debt modification		$-
Issuance of warrants for debt discount		$-

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

Accounts receivable are uncollateralized customer obligations due under normal trade terms generally requiring payment within 30 days from the invoice date. The Company recorded an allowance of $5,073 and $5,073 at March 31, 2016 and December 31, 2015, respectively.

Inventory

Inventory, consisting of finished goods, is stated at the lower of cost or market. Cost is determined using the weighted average method. Inventory that is determined to be obsolete or not sellable is expensed immediately. The Company recorded a reserve for obsolete items of $7,000 at March 31, 2016 and $7,000 at December 31, 2015.

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

Deferred Revenue

The Company received prepayment for products from some of its’ customers as the Company requires prepayment before goods are shipped to all international customers. As of March 31, 2016 and December 31, 2015, the Company had deferred revenue of $62,782 and $23,310, respectively. The Company recognizes revenue and decreases deferred revenue in accordance with the revenue recognition policy.

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

There were no uncertain tax positions at March 31, 2016 or December 31, 2015, as the Company’s tax positions for open years meet the recognition thresholds of more likely than not to be sustained upon examinations. When necessary, the Company would accrue penalties and interest related to unrecognized tax benefits as a component of income tax expense. Tax returns for the years 2012 through 2014 are currently open to examination. Tax returns prior to 2012 are no longer subject to examination by tax authorities.

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

1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The carrying amount reported in the balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of the long term debt and revolving line of credit at March 31, 2016 and December 31, 2015 approximated the carrying amount based on interest rates that were close to market rates or being close to maturity and were determined on a Level 2 measurement.

The Black-Scholes valuation model is used to estimate the fair value of the warrants. The significant assumptions considered by the model were the remaining term of the warrants, the fair value per share stock price of $.04 and $.03, a risk free treasury rate for 1.42 years and .55 to 1.67 years of .633% and .498% to .923% and an expected volatility of 62% at March 31, 2016 and December 31, 2015, respectively.  At March 31, 2016 and December 31, 2015, the fair value of warrants were determined on a Level 2 measurement.

Advertising

Costs of advertising and marketing are expensed as incurred including the cost of making commercials. Advertising and marketing costs were $6,142 and $81,408 for the three months ending March 31, 2016 and March 31, 2015, respectively.

Shipping and Handling

Shipping and handling costs of approximately $22,912 and $49,624 for the three months ending March 31, 2016 and 2015, respectively, are included in general and administrative expenses in the statements of operations.

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

	March 31,	December 31,
	2016	2015

Potentially dilutive securities:
Outstanding time-based stock options	41,596,295	43,462,561
Outstanding time-based warrants	10,756,612	10,944,112
Joint venture warrants earned to be issued	2,750,000	2,750,000
Convertible preferred stock	3,333,500	3,333,500

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

1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

2 - GOING CONCERN

The Company has incurred net losses, negative cash flows from operating activities, and has an accumulated deficit of approximately $11,903,999 at March 31, 2016. In addition, at March 31, 2016 the Company had a cash balance of approximately $3,108 and working capital deficiency of approximately $3,099,159. The Company has relied upon cash from its financing activities to fund its ongoing operations as it has not been able to generate sufficient cash from its operating activities in the past and there is no assurance it will be able to do so in the future. Unless the Company can obtain additional cash resources, these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company needs additional capital to fund current working capital requirements, ongoing debt service and to repay its obligations that are maturing over the upcoming twelve-month period. Management plans to increase revenues and to control operating expenses in order to reduce losses from operations. Additionally, the Company will continue to seek equity and/or debt financing in order to enable the Company to meet its financial obligations until it achieves profitability. The Company may not be able to obtain this additional financing on acceptable terms or at all.

3 - PROPERTY AND EQUIPMENT, NET

	March 31,	December 31,
	2016	2015
Equipment and electronics	$175,876	$175,876
Furniture and fixtures	20,257	20,257
Leasehold improvements	12,313	12,313
	208,446	208,446

Less accumulated depreciation	(177,203)	(172,494)
Property and equipment, net	$31,243	$35,952

Depreciation expense for the years ended March 31,2016 and March 31, 2015 was $6,378 and $9,031 respectively.

4 – DEFERRED FINANCING COSTS, NET

	March 31,	December 31,
	2016	2015
Deferred financing costs	$153,454	$153,454
Less Accumulated Amortization	(153,454)	(153,454)
Deferred financing costs, net	$-	$-

Amortization expense for deferred financing costs for the three months ended March 31, 2016 and 2015 was $1,669 and $1,976, respectively. In January 2014, the notes payable to Forest Capital for $150,000 and the Julie Jacobs Trust for $100,000 were modified extending the maturity date by two years and the unpaid interest on each of these notes was added to the loan balance. As an inducement to extend the notes term and add the interest due and unpaid interest to the notes balance, the Company issued 324,000 warrants to Forest Capital and 216,000 warrants to the Julie Jacobs Trust. The cost of the warrants was valued at $13,464 using the Black Scholes valuation model and was added to deferred financing costs and was amortized over the remaining life of the loan.

5 - LINE OF CREDIT

The Company has entered into an unsecured line of credit arrangement with Key Bank, which carries a maximum possible loan balance of $40,000 at an annual interest rate of 6.25% and is due on demand. As of March 31, 2016 and December 31, 2015, the Company had borrowed $39,523.

6 – ACCRUED EXPENSES

Accrued expenses consisted of the following at March 31, 2016 and December 31, 2015:

	March 31,	December 31,
	2016	2015
Accrued payroll	$72,895	$66,825
Accrued interest	415,493	383,201
Warrant liability	5,083	6,187
Miscellaneous accrued expenses	59,788	50,627
	$553,259	$506,840

As more fully described in footnote 8, the Company has recorded a warrant liability of $5,083 and $6,187 as of March 31, 2016 and December 31, 2015, respectively, which is based on the Black-Scholes valuation model to estimate the fair value of the warrants. The significant assumptions considered by the model were the remaining term of the warrants, the fair value per share stock price of $.04 and $.03, a risk free treasury rate for .55 to 1.67 years of .498% to .923% and .50 to 2.75 years of .120% to .993% and an expected volatility of 62% and 62% at March 31, 2016 and December 31, 2015, respectively.

7 - DEBT

Debt payable to related parties is as follows:

	March 31,	December 31,
	2016	2015

Note payable to Julie E. Jacobs Trust, a stockholder, in the amount of $50,000 with interest on the unpaid principal balance computed from the date of this loan until paid in full at the rate equal to the Wall Street Journal Prime Rate plus 4.75%, (which is 8% as of the date of the loan and at 12/31/2015) with interest payable annually on January 3rd and with the principal balance due on January 3, 2016. As an inducement to make this loan, the Company issued 400,000 warrants to purchase stock at $.24 per share. which were valued at $9,372 using the Black Scholes valuation model and were recorded as a loan discount. The discount is being amortized over the life of the loan and the amortization expense for the year ended December 31, 2015 was approximately $4,858 and now is considered due on demand.

	50,000	49,973

Note payable to The Walter Doyle Trust, a stockholder, in the amount of $50,000 with interest on the unpaid principal balance computed from the date of this loan until paid in full at the rate equal to the Wall Street Journal Prime Rate plus 4.75%, (which is 8% as of the date of the loan and at 12/31/2015) with interest payable annually on January 3rd and with the principal balance due on January 3, 2016. As an inducement to make this loan, the Company issued 400,000 warrants to purchase stock at $.24 per share. which were valued at $9,372 using the Black Scholes valuation model and were recorded as a loan discount. The discount is being amortized over the life of the loan and the amortization expense for the 12 months ended December 31, 2015 was approximately $4,858.and now is considered due on demand.

	50,000	49,973

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

	108,071	108,071

Note payable to Thelma Gault, a stockholder, in the original amount of $800,000 at an interest rate of 10%. The loan is collateralized by all assets of the Company, and on April 25, 2008 signed an agreement in which her collateralization is shared with the State of Ohio. On November 18, 2010, Thelma Gault signed an agreement subordinating up to $700,000 of debt to the Walter Doyle Trust and the Julie Jacobs Trust and to Standard Energy through the Julie Jacobs Trust. Note was due on June 1, 2014 and now is considered due on demand.	584,352	584,352

Total debt payable to related parties	$954,530	$954,476

7 - DEBT (Continued)

Other debt is as follows:

	March 31, 2016	December 31, 2015

Note payable to Ohio Innovation Loan Fund (OILF) at an interest rate of 8%. The interest rate increased to 10.5% effective October 1, 2014 as a result of missing a loan covenant. Monthly payments of principal, interest, escrow, and service fees are based on the loan agreement. The loan is collateralized by all assets of the Company, and this collateralization is shared with the Thelma Gault per agreement signed on April 25, 2008. On November 29, 2010, The Director of Development for the State of Ohio signed an agreement subordinating up to $700,000 of debt to the Walter Doyle Trust and the Julie Jacobs Trust and to Standard Energy through the Julie Jacobs Trust. On December 1, 2012, the Note was modified extending the due date to November 2015. An additional extension was granted to the Company in December 2015 extending the due date to August 31, 2016. An amendment to extend the due date to January 31, 2017 was completed.

	$249,491	$253,091

Notes payable to Merrill Lynch in the original amount of $400,000, with interest payable at Libor plus .56%. In addition, this debt is guaranteed 50% each by the Walter J. Doyle Trust and the Julie E. Jacobs Trust. As compensation for their guarantees, the trusts receive 4% per annum and share a first position lien on all assets. The note is due on demand.

	394,280	395,354
Notes payable to four different investors in the original amount of $250,000 at an original interest rate of 12%. On January 31, 2012, all of these notes except for a $75,000 note were converted to shares of stock at a price of $.25 per share. The $75,000 note was due June 30, 2012 and is now considered due on demand. The interest rate on the note has increased to 25% due to a default provision of the note.	75,000	75,000

Other debt	$718,771	$795,630

Less current portion of debt payable to non-related parties	718,771	795,630

Long term debt payable to non-related parties	$-	$-

The principal maturities of the notes payable for the next five years and in the aggregate are as follows:

Period ending
March 31, 2016
2016	$1,675,921
2017	-
2018	-
2019	-
2020	-
$1,675,921

The Company is not in compliance with certain debt covenants and has not received waivers from the lender. As a result, the notes payable with an outstanding balances of $75,000 is due on demand and is classified as current in the accompanying balance sheets.

8 - STOCKHOLDERS’ DEFICIENCY

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

The following table summarizes the activity for all stock options:

8 - STOCKHOLDERS’ DEFICIENCY (continued)

	Number of Options	Range of Exercise Price	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Weighted Average Grant Date Fair Value

Outstanding options as of January 1, 2014	40,761,505	$.00320 - $.25000	$.03704	5.55	$.03285
Options granted	3,450,000	$.07500	$.07500	9.93	$.07500
Options cancelled/expired	-	-	-	-	-
Options exercised	-	-	-	-	-
Outstanding options as of December 31, 2014	44,211,505	$.00320 - $.07500	$.02575	4.97	$.02390
Options granted	-	-	-	-	-
Options cancelled/expired	748,944	$.02131	$.02131	-	$.07514
Options exercised	-	-	-	-	-
Outstanding options as of		$.00320
December 31, 2015	43,462,561	$.07500	$.02583	4.25	$.02415
Outstanding options as of		$.00320
March 31, 2016	41,596,295	$.07500	$.02699	4.25	$.02415

The following table provides information about options under the Plan that are outstanding and exercisable as of March 31, 2016:

	Options Outstanding		Options Exercisable
Exercise Price	As of March 31, 2016	Weighted Average Contractual Life Remaining	As of March 31, 2016
$.00320	8,190,411	3.76 years	8,190,411
$.02131	26,355,884	3.15 years	26,355,884
$.07500	3,600,000	6.77 years	3,600,000
$.07500	3,450,000	8.93 years	3,450,000
	41,596,295		41,596,295

Included in the above table are 5,792,670 options to non-employees and 36,053,625 to officers, directors and employees of the Company.

8 - STOCKHOLDERS’ DEFICIENCY (continued)

Warrants

The Company has 10,944,112 and 10,944.112 warrants outstanding as of March 31, 2016 and December 31, 2015 respectively. Additionally, for the year ending December 31, 2015, the Company recognized an obligation to issue 2,750,000 warrants related to the joint venture at an exercise price of $.010. These warrants have not been issued yet (see note 8). .

In July 2014, the Company began a capital raise program consisting of a reduction in the exercise price of the Company’s outstanding warrants to purchase its common stock to $0.10 per share, for all of the Company’s outstanding warrants with an exercise price greater than $0.15 per share and to sell new shares of common stock for $0.12 or less per share (“New Shares”) depending on market conditions. The Company’s immediate goal was to raise $2,000,000. The Company set a minimum capital raise threshold of $1,500,000 before purchases of New Shares or warrant exercises can be accepted, unless specific authorization to consummate the  transaction is received from the New Shares purchaser or warrant exerciser. For the year ending December 31, 2015, $409,525 has been received from the exercise of warrants through this program. The Company received specific authorization in the form of a signed waiver from all of those that exercised warrants waiving the requirement for the Company to raise a minimum of $1,500,000 of capital. The capital raise program was closed as of October 2, 2014. In addition to the $409,525 that was raised through the capital raise program, an additional $1,563 was raised through the exercise of 312,500 warrants at an exercise price of $.005 per share for the year ending December 31, 2014.

See footnote 11 for discussion on contingent warrants.

8 - STOCKHOLDERS’ DEFICIENCY (continued)

This table summarizes the grant date and exercise date for all warrants:

	Number of	Exercise	Expiration
	Warrants	Price	Date
Outstanding Warrants from	499,296	$.02131	July, 2016
January 1, 2011	293,336	$.02131	August, 2017
Outstanding Warrants Granted in 2012	2,500,000	$.24000	May, 2016
	200,000	$.24000	June, 2016
	100,000	$.24000	October, 2016
Outstanding Warrants Granted in 2013	3,806,250	$.24000	May, 2016
	312,500	$.24000	June, 2016
	250,000	$.24000	July, 2016
	500,000	$.24000	September, 2016
	156,250	$.24000	October, 2016
	781,250	$.24000	November, 2016
Outstanding Warrants Granted in 2014	616,000	$.24000	January, 2017
	62,500	$.24000	April, 2016
	62,500	$.24000	May, 2016
	62,500	$.24000	June, 2016
	62,500	$.24000	July, 2016
	62,500	$.24000	August, 2016
	62,500	$.24000	September, 2016
	62,500	$.24000	October, 2016
	194,000	$.10000	October, 2018
	62,500	$.24000	November, 2016
	47,730	$.10000	December, 2018

Outstanding Warrants Granted in 2015	-	-	-
Outstanding Warrants as of			Expiration dates as
March 31, 2016	10,756,612	$02131 - $.24000	As listed above

The warrants for 792,632 shares issued prior to January 1, 2011, include certain provisions that protect the holders from a decline in the stock price of the Company. As a result of those provisions, the Company recognizes the warrants as liabilities at their fair values on each reporting date.

As shown in footnote 6, the Company has recorded a warrant liability of $5,083 and $6,187 as of March 31, 2016 and December 31, 2015, respectively, which is based on the Black-Scholes valuation model to estimate the fair value of the warrants.

The significant assumptions considered by the model were the remaining term of the warrants, the fair value per share stock price of $.04 and $.03, a risk free treasury rate for .55 to 1.67 years of .498% to .923% and .50 to 2.75 years of .120% to .993% and an expected volatility of 62% and 62% at March 31, 2016 and December 31, 2015, respectively.

9 - COMMITMENTS

None.

10 - CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. Receivables are stated at the amounts management expects to collect from outstanding balances. Generally, the Company does not require collateral or other security to support contract receivables.

The Company had no major customer for the three months ended March 31, 2016 and no major customer for the year ending December 31, 2015. A major customer is defined as one that purchases ten-percent or more in a reporting period. Net sales for the three months ended March 31, 2016 and the year ending 2015 include sales to the following major customer:

Customer	March 31, 2016	December 31, 2015
Amazon.com	4.6%	12.8%

Amazon.com accounted for 3.8% and 36.5% of the total accounts receivable balance at March 31, 2016 and December 31, 2015, respectively.

The Company had major suppliers in each of the reporting periods presented. A major supplier is defined as one that provides ten-percent or more of total cost-of-sales in a particular reporting period or has an outstanding account payable balance of ten-percent or more as of the reporting period.

	March 31, 2016		December 31, 2015
	Purchases During Period	Account Payable Percentage at end of Period	Purchases During Period	Account Payable Percentage at end of period
LFT Manufacturing, LLC	68%	18%	20%	16%
Actiway Industrial Co.	21%	10%	30%	12%
Sonavox Canada, Inc.	5%	6%	13%	9%
Eminence Speaker LLC	-	34%	31%	35%

11 - RELATED PARTY TRANSACTIONS

One of the Company’s shareholders is also a note holder and a minority shareholder of a major supplier to the Company. This shareholder is a note holder who also owns 2,590,098 shares of the Company’s common stock and is a minority shareholder in Eminence Speaker, LLC, a supplier to the Company.

On September 12, 2014, Guitammer entered into an agreement with an unrelated third party to organize a joint venture company named LFT Manufacturing that will manufacture and distribute certain Guitammer products.  Guitammer and the third party will make capital contributions of $1,000 each to the joint venture company.  Guitammer and the third party each have 50% interests in the joint venture company.  The joint venture company borrowed from the third party the amount necessary to fund the startup costs to manufacture products, including initial tooling, obtaining factory space, and labor costs.  In conjunction with the joint venture, the Company agreed to grant to the unrelated party 2,750,000 warrants to purchase common stock of the Company exercisable at $.075 per share contingent upon the completion of certain criteria as follows:

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

11 - RELATED PARTY TRANSACTIONS (continued)

The Company accounts for this joint venture as an equity method investment.  Under the equity method of accounting, an Investee company’s accounts are not reflected within the Company’s Consolidated Balance Sheets and Consolidated Statements of Income; however, the Company’s share of the earnings or losses of the Investee Company is reflected in the Company’s Consolidated Statements of Income.  The Company’s carrying value in an equity method Investee company are reflected in the Company’s Consolidated Balance Sheets.  The Company’s share of earnings for the period ending March 31, 2016, was approximately $4,978 and has been recorded in the Company’s Consolidated financial statements.  The company purchased $410,601 of product for the period ending March 31, 2016 and $441,601 of product for the year ended December 31, 2015 from LFT Manufacturing, LLC.

12 – OTHER ASSETS

Other assets consist of patents and trademarks related to the ButtKicker brand products and technology. The assets are being amortized over 10 years based on the estimated useful lives of the patents and trademarks. Amortization of the intangible assets, which is included in general and administrative expenses, was $7,953 and $7,953 for the period ending March 31, 2016 and December 31, 2015, respectively. The estimated future amortization expense for intangible assets is approximately: $6,700 in 2016, $4,300 in 2017, $2,600 in 2018 and 2019, 2,300 in 2020 and $7,100 thereafter.

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

On April 28, 2016, the Company’s Board of Directors approved the sale of 2,500,000 common shares for 5 cents per share plus the issuance of a warrant to purchase an additional 5,000,000 shares of common stock at an exercise price of 5 cents per share expiring on May 31, 2016 to an individual investor.

On April 28, 2016, the Company’s Board of Directors approved the reduction of the exercise price of outstanding warrants to purchase its stock for 5 cents per share for all of the Company’s outstanding warrants with an exercise price greater than 5 cents per share solely during the time period beginning on April 28, 2016 and ending on May 31, 2016.

On June 20, 2016, the Board of Directors declared a dividend to be paid to Preferred Stockholders, on record as of March 31, 2016, in common stock at a rate of $0.15 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with Guitammer's Unaudited Condensed Consolidated Interim Financial Statements and notes thereto included elsewhere in this Form 10-Q. While the Company believes that these unaudited Financial Statements present fairly, in all material respects, the financial position of the Company as of March 31, 2016 and 2015 and the results of operations and its cash flows for each of the periods then ended, the unaudited Financial Statements for March 31, 2016 have not been reviewed by the Company's independent certified public accountants and therefore this report is substantially deficient. Except for the historical information contained herein, the discussion in this Form 10-Q contains certain forward looking statements that involve risks and uncertainties, such as statements of Guitammer plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q. These statements include, without limitation, statements concerning the potential operations and results of Guitammer described below. Guitammer's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, without limitation, those factors discussed herein and in Guitammer's Form 10 Registration Statement

OVERVIEW

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

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations” discusses our interim condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these interim condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the interim condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. A summary of our significant accounting policies is included in the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2015.

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

Accounts receivable are uncollateralized customer obligations due under normal trade terms generally requiring payment within 30 days from the invoice date. The Company recorded an allowance of approximately $5,073 and $5,073 at March 31, 2016 and December 31, 2015, respectively.

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

Deferred Revenue

The Company received prepayment for products from some of its customers as the Company requires prepayment before goods are shipped to almost all international customers. As of March 31, 2016 and December 31, 2015 the Company had deferred revenue of $62,783 and $23,310 respectively. The Company recognizes revenue and decreases deferred revenue in accordance with the revenue recognition policy.

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

There were no uncertain tax positions as of March 31, 2016 or December 31, 2015, as the Company’s tax positions for open years meet the recognition thresholds of more likely than not to be sustained upon examinations. Tax returns for the years 2012 through 2014 are currently open to examination. Tax returns prior to 2012 are no longer subject to examination by tax authorities.

Shipping and Handling

Shipping and handling costs of approximately $22,912 and $49,624 for the three months ending March 31, 2016 and 2015, respectively, are included in general and administrative expenses in the statements of operations.

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

Three months ended March 31, 2016

All references below to per share and shares of Common Stock of the Company reflect the reorganization.

Results of Operations

Revenue decreased $336,302 or 63.4%, to $194,046 for the three months ended March 31, 2016, compared to revenue of $530,348 for the three months ended March 31, 2015. Although the Company was able to obtain inventory items due to its relationship with LFT Manufacturing as explained in Note 11 of the financial statements, continued lack of sufficient working capital to purchase inventory resulted in a decrease in revenue in the first quarter of 2016. Management believes that revenue could have been larger if it had sufficient inventory to meet its sales demands for this time period.

Cost of goods sold decreased $186,208, or 64.7%, to $101,783 for the three months ended March 31, 2016, compared to cost of goods sold of $287,991 for the three months ended March 31, 2015. This decrease is in line with the revenue decrease for the quarter.

Gross profit decreased by $150,094 or 61.9% to $92,263 for the three months ended March 31, 2016 compared to gross profit of $242,357 for the three months ended March 31, 2015. Our gross margin percentage increased to 47.6% from 45.7% for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 due to a favorable product mix

General and administrative expenses decreased $265,278 or 51.8%, to $246,679 for the three months ended March 31, 2016, compared to general and administrative expenses of $511,957 for the three months ended March 31, 2015. Significant variations within the general and administrative expenses were as follows:

	March 31 2016	March 31 2015	Increase (Decrease)
Payroll and related	$133,551	$197,524	$(63,973)
Professional fees	17,508	84,800	(67,292)
Freight and related	22,912	49,624	(26,712)
Advertising and marketing	6,142	81,408	(75,266)
Patent renewal and licenses	18,188	3,929	14,258
Depreciation	6,378	9,031	(2,653)
Travel and Entertainment	9,425	17,151	(7,726)
All other general & admin. expenses	32,575	68,491	(35,916)
	$246,679	$511,958	$(265,279)

Payroll and related expense decreased by $63,973 in the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily due to the reduction of personnel in the first quarter of 2016.

Professional fees decreased by $67,292 in the three months ended March 31, 2016 compared to the three months ended March 31, 2015, primarily due to a decrease in stock based consulting expenses related to marketing the Company’s broadcast technology.

Freight and related expenses decreased by $26,712 in the three months ended March 31, 2016 compared to the three months ended March 31, 2015, due to decreased sales where shipping costs are paid by Guitammer during the three months ended March 31, 2016.

Advertising and Marketing expense decreased by $75,266 in the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The decrease is mainly due to television commercial costs associated with the Company’s use of it haptic-tactile broadcast technology for Comcast Sports Net CA’s (“CSNCA”) telecasts of the San Jose Sharks’ home games from the SAP Center in the first quarter of 2015.

Patent renewal and licenses expense increased by $14,258 in the three months ended March 31, 2016 compared to the three months ended March 31, 2015, primarily due to more patents renewing in the three months ending March 31, 2016.

Depreciation expense decreased by $2,653 in the three months ended March 31, 2016 compared to the three months ended March 31, 2015, primarily due to the additional depreciation associated with the remaining equipment purchased for the tactile enhanced live sports broadcast of the NHRA.

Travel and entertainment expense decreased by $7,726 in the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The primary reason for the decrease was travel expense associated personnel travel costs related to the use of the Company’s broadcast technology in the first quarter of 2015 with the CSNCA / San Jose Sharks broadcasts which did not continue for the balance of 2015.

Research and development expenses increased by $11,955 to $11,955 for the three months ended March 31, 2016, compared to no expense for the three months ended March 31, 2015 due to amplifier design expenses incurred in the first quarter in 2016 versus no research and development expenses incurred by the Company in the first quarter of 2015.

Loss from operations decreased by $103,229 or 38.3% for the three months ended March 31, 2016 to $166,371 as compared to $269,600 for the three months ended March 31, 2015. The decrease was caused by the decrease in general and administrative expenses offset by the reduction in gross profit.

Investment income from joint venture increased by $4,978 in the three months ended March 31, 2016 compared to $0 for the three months ended March 31, 2015, due to the joint venture the company has entered into to form LFT Manufacturing, the company’s biggest supplier, as explained in Note 11 to the financial statements.

Net interest expense decreased $55,167 or 55.0%, to $45,111 for the three months ended March 31, 2016, compared to interest expense of $100,278 for the three months ended March 31, 2015. The decrease was due primarily to a one time retroactive charge in 2015 on a loan which rate increased to 25% that was previously 12% due to a provision in the loan agreement.

Our net loss available to stockholders decreased $163,374 or 44.2% for the three months ended March 31, 2016 to a net loss of $206,504. We had net a loss before dividends of $369,878 for the three months ended March 31, 2015, The decrease was caused primarily by the decrease in general and administrative expense and interest expense.

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

	March 31,	March 31
	2016	2015
Net Loss available to common stockholders	$(206,504)	$(369,878)
Adjustments
Interest expense	45,111	100,278
Depreciation and patent amortization	6,378	9,031
Taxes	-	-
EBITDA	(155,015)	(260,269)
Less non-cash expenses from:
Stock warrant expense	-	-
Payment of stock and warrants to consultants	-	-
Employee stock options expense	11,400	8,500
Adjusted EBITDA	$(143,615)	$(251,769)

EBITDA increased $105,254 or 40.4% to $(155,015) for the three months ended March 31, 2016, compared to EBITDA of $(260,269) for the three months ended March 31, 2015. The increase in EBITDA was primarily caused by decreases in general and administrative and interest expense.

Adjusted EBITDA, increased $108,154 or 43% to $(143,615) for the three months ended March 31, 2016, compared to adjusted EBITDA, of $(251,769) for the three months ended March 31, 2015 for reasons stated directly above offset by increase in employee stock compensation.

Liquidity and Capital Resources

Total current assets were $206,544 as of March 15, 2016, consisting of cash of $3,108, net accounts receivable of $79,005, inventory of $123,300 and prepaid and other current assets of $1,131.

Total current liabilities were $3,305,703 as of March 31, 2016, consisting of accounts payable and accrued expenses of $1,530,099, current maturities of long-term debt of $1,673,299 and other liabilities of $102,305.

The working capital deficit increased by $278,420 or 9.9% to $3,099,159 for the three months ending March 31, 2016 compared to the working capital deficit of $2,820,739 at December 31, 2015.

Cash Flows During the Three Months Ended March 31, 2016

During the three months ended March 31, 2016 we had a net decrease in cash and cash equivalents of $9,197 primarily consisting of net cash used in by operating activities of $9,727 offset by and net cash generated in investing activities of $530.

Net cash used in operating activities was $9,727 for the three months ended March 31, 2016, consisting increases in: accounts receivable of $24,118, net inventory of $14,588, deferred revenue of $39,472 and accounts payable and accrued expenses of $100,997,

Net cash provided by financing activities was $530 for the three months ended March 31, 2016, consisting of proceeds of $3,205 from the issued common stock offset partially by payment of debt of $2,675.

The Company historically has incurred net losses, negative cash flows from operating activities, and has an accumulated deficit of approximately $11,903,999 at March 31, 2016. In addition at March 31, 2016 the Company had a cash balance of $3,108 and working capital deficiency of approximately $3,099,159. Without additional financing, the Company is and will be in an illiquid position. The Company received cash through the sales of Common Stock and warrants to purchase Common Stock in the amount of $237,125 in the third quarter of 2014 and $172,400 in the fourth quarter of 2014. During 2015, $500,000 was received from the sale of preferred stock. The Company believes that the receipt of additional equity will enable it to purchase adequate inventory to meet its existing sales demand and to be able to increase sales through advertising and marketing related activities. There is no assurance that the Company will have any additional sales of stock or that the Company will be able to become operationally cash flow positive. If the Company is successful in raising significant additional capital, the Company intends to increase its budgets for advertising and marketing, targeting consumers who have shown an interest in the Company’s or similar products. The Company also intends to hire one or more sales people to sell the Company’s products to key markets including cinema, home theater and video gaming and international markets.

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

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including Mark Luden, the Company's Chief Executive Officer ("CEO") and Lawrence Lemoine, the Company's Chief Operating Officer (“COO”) & Chief Financial Officer ("CFO") of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2016 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and COO/CFO, as appropriate, to allow timely decisions regarding required disclosure, due to the material weaknesses described below.

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

Changes in Internal Controls

During the three months ended March 31, 2016, there were no significant changes in internal controls of the Company, or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 6. EXHIBITS.

a. The following exhibits are filed as part of this report or incorporated herein as indicated.

Exhibit No.	Date of Document	Name of Document
2.0*	May 17, 2011	Agreement and Plan of Reorganization
3.0*	March 3, 1990	Articles of Incorporation of Guitammer-Ohio
3.1*	June 6, 2005	Certificate of Amendment of Guitammer- Ohio
3.2*	June 17, 2005	Certificate of Amendment of Guitammer- Ohio
3.3*		Code of Regulations of Guitammer - Ohio
3.4*	May 17, 2011	Articles of Incorporation of Guitammer- Nevada
3.4A ^^*	March 25, 2015	Amendment to Articles of Incorporation, filed March 25, 2015
3.4B ^^*	May 6, 2015	Amendment to Articles of Incorporation, filed March 25, 2015
3.5*		Bylaws of Guitammer - Nevada
4.0*	Sept. 30, 1999	1999 Non-Qualified Stock Option Plan, as amended
4.1*		Form of Option Agreement
4.2*	June 17, 2005	2005 Amendment to1999 Non-Qualified Stock Option Plan
4.3**	July 14, 2011	Form of Warrant issued to The Walter J. Doyle Trust
4.4**	July 14, 2011	Form of Warrant issued to Standard Energy Company
10. 1*	Nov. 1, 2002	Richard B. Luden $82,000 Note
10.1A#	Dec 21, 2011	Richard Luden Conversion Agreement 82K

10. 2*	May 13, 2005	Note Purchase Agreement—Walter Doyle, John O. Huston and Eric Roy
10. 3*	Sept.1, 2007	First Amendment To Note Purchase Agreement—Walter Doyle, John O. Huston and Eric Roy
10. 4*	May 13, 2005	Walter J. Doyle $150,000 Note
10.4A*	September 1, 2007	Amended and Restated Walter Doyle Note
10.4B###	January 31, 2012	Walter Doyle 150k Jan 31 2012 Note Conversion Agreement
10. 5*	May 13, 2005	Eric Roy $100,000 Note
10.5A*	March 28, 2011	Agreement to Convert An Existing Note—Eric P. Roy
10.5B*	September 1, 2007	Eric Roy 9.4 Stock Options on 100K 0901207 note
10.5C*	May 13, 2005	Eric Roy 16 stock options 05132005
10.5D*	May 13, 2006	Eric Roy 16 Stock options 05132006
10.5E*	September 1, 2007	Amended and Restated Eric Roy Note
10.5F###	January 31, 2012	Eric Roy Jan 31 2012 Note Conversion Agreement
10. 6*	May 13, 2005	John O. Huston $50,000 Promissory Note
10.6A*	September 1, 2007	John O. Huston 4.7 Stock options 09012007
10.6B*	May 13, 2005	John O. Huston 8 Stock Options 05132005
10.6C*	May 13, 2006	John O. Huston 8 Stock Options 05132006
10.6D*	September 1, 2007	Amended and Restated John O. Huston Promissory Note
10.6E###	January 31, 2012	John Huston Jan 31 2012 Note Conversion Agreement
10.7*	June 29, 2005	Note Purchase Agreement—Walter Doyle, Andrea L. Levenson and Gust Van Sant
10.8*	September 1, 2007	First Amendment To Note Purchase Agreement—Walter Doyle, Andrea L. Levenson and Gust Van Sant
10.9*	June 29, 2005	Walter J. Doyle $50,000 Promissory Note
10.9A*	September 1, 2007	Amended and Restated Walter Doyle Note

10.9B###	January 31, 2012	Walter Doyle 50K Jan 31 2012 Note Conversion Agreement
10.10*	June 29, 2005	Andrea Lerner Levenson $50,000 Promissory Note
10.10A*	September 1, 2007	Andrea Lerner Levenson 4.7 Stock Options on 50K 09012007 note
10.10B*	June 29, 2006	Andrea Lerner Levenson 8 stock options 6292006
10.10C*	June 29, 2005	Andrea Lerner Levenson 8 stock options 06292005
10.10D*	September 1, 2007	Amended and Restated Andrea L. Levenson Promissory Note
10.10E##	January 31, 2012	Andrea Levenson Jan 31 2012 Note Conversion Agreement
10.11*	June 29, 2005	Gust Van Sant $50,000 Promissory Note
10.11A*	September 1, 2007	Gust Van Sant 4.7 Stock Options on 50K 09012007 note
10.11B*	June 29, 2005	Gust Van Sant 8 Stock Options 06292005
10.11C*	June 29, 2006	Gust Van Sant 8 Stock Options 06292006
10.11D*	September 1, 2007	Amended and Restated Gust Van Sant Promissory Note
10.11E###	January 31, 2012	Gus Van Sant Jan 31 2012 Note Conversion Agreement
10.12*	July 19, 2005	Promissory Note --Opal Private Equity Fund, LP
10.12A*	September 1, 2007	Opal Private Equity Stock Warrants on 100K note
10.12B*	July 19, 2005	Opal 16 Stock Warrants 07192005
10.12C*	July 19, 2006	Opal 16 Stock Warrants 07192006
10.12D*	September 1, 2007	Amended and Restated Opal Promissory Note
10.13*	September 1, 2007	First Amendment To Note Purchase Agreement--Opal Private Equity Fund, LP
10.14*	July 19, 2005	Opal Private Equity Fund, LP $100,000 Note Purchase agreement
10.15*	July 3, 2005	Forest Capital $250,000 Working Capital Loan and Consulting Agreement
10.15A*	January 1, 2010	Forest Capital 214.7 options 01012010
10.15B#	December 21, 2011	Forest Capital Amended loan agreement 150k

10.15C##	February 1, 2012	Addendum to Conversion and Amended Loan Agreement with Forest Capital
10.15D&&	December 21, 2011	Forest Capital Conversion Agreement 250K
10.15E+&+	January 31, 2014	Forest Capital $150,000 Second Restated Promissory Note Rev 01272014
10.16*	May 5, 2003	Thelma Gault $800,000 Loan and Option Agreement
10.17*	January 31, 2008	First Amendment To Thelma Gault $800,000 Loan Agreement
10.18*	February 28, 2009	Second Amendment To Thelma Gault $800,000 Loan Agreement
10.19*	January 31, 2008	Thelma Gault $800,000 Amended and Restated Promissory Note
10.20*	November 18, 2010	Thelma Gault Subordination Agreement 1st Lien carve out
10.21*	March 9, 2009	Credit Facilitation Agreement—Walter J. Doyle Trust and Julie E. Jacobs Trust
10.21A*	February 26, 2009	Merrill Lynch Loan Application and acceptance
10.21B*	March 2009	Merrill Lynch Loan agreement
10.21C*	December 1, 2009	Revised Merrill Lynch Loan agreement
10.21D&&	December 21, 2011	Jacobs Trust Fee conversion agreement on 200k loan
10.21E&&	December 21, 2011	Doyle Trust Fee Conversion Agreement on 200k loan
10.22*	April 25, 2008	Ohio Innovation Loan Agreement
10.23*	April 25, 2008	Ohio Innovation Loan Security Agreement
10.24*	September 11, 2008	Ohio Innovation Loan Modification Agreement
10.24A*	September 17, 2009	Ohio Innovation Loan Modification Agreement 2nd mod
10.24B*	November 24, 2010	Ohio Innovation Loan Modification Agreement 3rd mod
10.24C -@-	December 1, 2012	Ohio Innovation Loan Modification Agreement 4th Mod
10.24D -@-	December 1, 2012	Ohio Innovation Loan Modification Agreement 5th Mod

10.25*	November 29, 2010	Ohio Innovation Loan Subordination Agreement
10.25A*	April 25, 2008	Ohio Innovation Loan Intercreditor agreement
10.25B*	April 25, 2008	Ohio Innovation Loan Cognovit promissory note
10.26*	April 7, 2010	Julie E. Jacobs Trust $100,000 Loan Agreement
10.26A#	December 21, 2011	Jacobs Trust Interest Conversion Agreement on 100K loan
10.26B#	December 21, 2011	Jacobs Trust Amended loan agreement 100K loan
10.26C+&+	January 31, 2014	Jacobs Trust $100,000 Second Restated Promissory Note Rev 01272014
10.27*	October 4, 2010	Amendment To Julie E. Jacobs Trust $100,000 Loan Agreement
10.28*	January 11, 2011	Joseph Albert $100,000 Convertible Promissory Note
10.29*	January 11, 2011	Joseph Albert $100,000 Convertible Promissory Note Extension Agreement
10.29B&&&	June 8, 2012	Joseph Albert Note Conversion Agreement
10.30*		Joseph Albert 50,000 Common Stock Purchase Warrants
10.30A*		Joseph Albert 100,000 Common Stock Purchase Warrants
10.30B&&&	June 8, 2012	Joseph Albert 150,000 Common Stock purchase Warrants
10.31*	October 5, 2010	Standard Energy Company $100,000 Loan Agreement and Promissory Note
10.31A#	December 21, 2011	Standard Energy Note Conversion Agreement
10.31B##	February 1, 2012	Addendum to Note Conversion Agreements with Standard Energy Company
10.32*	October 11, 2010	Doyle Trust $25,000 Promissory Note
10.32A*	October 5, 2010	Doyle Trust $25,000 Loan Agreement
10.32B##	February 1, 2012	Addendum to Note Conversion Agreements with The Walter J. Doyle Trust

10.32C&&	December 21, 2011	Doyle Trust Note Conversion Agreement 25K
10.33*	November 12, 2010	Walter J. Doyle Trust and Julie E. Jacobs Trust Inventory Financing Agreement
10.33A*	November 12, 2010	Jacobs Trust Stock 82.8 Options
10.34*	November 12, 2010	Walter J. Doyle Trust $150,000 Promissory Note
10.34A#	December 21, 2011	Doyle Trust Conversion Agreement 150K
10.34B##	February 1, 2012	Addendum to Note Conversion Agreements with The Walter J. Doyle Trust
10.35*	November 12, 2010	Standard Energy Company $150,000 Promissory Note
10.35A#	December 21, 2011	Standard Energy Note Conversion Agreement 100k
10.35B##	February 1, 2012	Addendum to Note Conversion Agreements with Standard Energy Company
10.36*	February 2, 2011	Robison Note Extension Agreement
10.36A*	July 10, 2010	Robison original promissory note
10.37*	February 2, 2011	Robison $50,000 Convertible Promissory Note
10.37A&&&	June 22, 2012	Robison Note Conversion agreement
10.38*		Robison Common Stock Purchase Warrants for 50,000 shares and 25,000 shares
10.38A&&&	June 22, 2012	Robison Common Stock Purchase Warrants for 75,000 shares
10.39*	February 24, 2011	Carl A. Generes $35,000 Promissory Note
10.40*	July 13, 2009	Lease Modification Agreement
10.40A*	January 18, 2006	Lease Agreement – original
10.40B **	April 10, 2008	First Lease Agreement Amendment
10.40C ***	August 11, 2011	(Second) Lease Modification Agreement

10.41&&	November 16, 2011	Watters Agreement November 2011
10.41A ****	February 9, 2012	Extension to Watters agreement January to March 2012
10.42&&	December 5, 2011	Jeff Paltrow dba Litehouse Capital Contractual Agreement December 2011
10.43&&	December 19, 2012	Cervelle Group marketing Agreement December 2011
10.44****	February 10, 2012	Ertman agreement January to March 2012
10.46+&+	January 31, 2014	Walter Doyle Trust $50,000 Promissory Note 01272014
10.47+&+	January 31, 2014	Julie Jacobs Trust $50,000 Promissory Note 01272014
10.48A@@	September 12, 2014	LFT Manufacturing Operating Agreement
10.48B@@	September 12, 2014	Warrant agreement for consideration with LFT Manufacturing Operating Agreement
10.49@@	August 29, 2014	Letter Agreement Regarding Technology Initiative with Guitammer, San Jose Sharks, Comcast SportsNet Bay area and Comcast SportsNet Ca.
21.1*		List of Subsidiaries of the Registrant

31.1%%	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2%%	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1%%	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2%%	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
___________________

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

^^* Filed with the SEC on May 6, 2015 as Exhibits to Form 8-K

%% Filed with the SEC herewith.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Guitammer Company (Registrant)

Date: November 14, 2016	By:	/s/ Lawrence L Lemoine
Lawrence L Lemoine
Chief Operating Officer and Chief Financial Office

