Form 10-Q
period 2016-06-30
Guitammer Co
filed 2016-11-17
CIK 1334126

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to _____

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

Indic Make by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of November 14, 2016, the number of shares of Common Stock was 95,109,323 and 50,000 shares of Preferred Stock.

The Guitammer Company

PART 1. FINANCIAL INFORMATION

The following financial statements have not been reviewed by the Company's independent accountant

THE GUITAMMER COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)
	June 30,	December 31,
	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$91,079	$12,305
Accounts receivable, net	35,915	103,123
Inventory	185,280	137,888
Prepaid expenses and other current assets	131	131
Total current assets	312,405	253,447

Property and equipment, net	26,533	35,952
Other assets	22,329	25,666
Investment in joint venture	37,731	23,185
Total Assets	$398,998	$338,250

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Line of credit	$39,523	$39,523
Accounts payable	851,856	913,755
Accrued expenses	610,185	506,480
Deferred revenue	43,887	23,310
Current portion of long-term debt - related parties	954,529	954,476
Current portion of long-term debt - non-related parties	715,189	721,445
Total current liabilities	$3,215,169	$3,158,989

Long-term debt, net of current portion - related parties	-	-
Long-term debt, net of current portion - non related parties	-	-
Total Liabilites	$3,215,169	$3,158,989

Commitments	-	-

Stockholders' deficit
Common stock, par value of $.001, 200,000,000 shares authorized;
94,509,327 and 83,343,057 shares issued and outstanding at
June 30, 2016 and December 2015, respectively	94,510	83,343
Preferred stock, par value of $.001, 1,000,000 shares authorized;
50,000 shares issued and outstanding at
June 30, 2016 and December 31, 2015, respectively	50	50
Additional paid-in capital	9,258,512	8,783,391
Accumulated deficit	(12,169,243)	(11,687,523)
Total Stockholders' deficit	$(2,816,171)	$(2,820,739)
Total Liabilities and Stockholders' deficit	$398,998	$338,250

See accompanying Notes to Condensed Consolidated Financial Statements.

THE GUITAMMER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
	(not reviewed)		(not reviewed)

Total revenue	$205,180	$351,256	$399,226	$881,604

Cost of goods sold	124,185	177,602	225,968	465,593
Gross profit	80,995	173,654	173,258	416,011

Operating expenses
General and administrative	268,159	376,606	514,838	888,563
Research and development	20,357	1,575	32,312	1,575
	288,516	378,181	547,150	890,138

Loss from operations	(207,521)	(204,527)	(373,892)	(474,127)

Other income (expense)
Investment Income	9,568	26,066	14,546	26,066
Net Interest income (expense)	(57,318)	(56,487)	(102,429)	(156,766)
	(47,750)	(30,421)	(87,883)	(130,700)

Loss before provision for income taxes	(255,271)	(234,948)	(461,775)	(604,827)

Provision for income taxes	-	-	-	-
Net Loss	$(255,271)	$(234,948)	$(461,775)	$(604,827)

Basic and diluted loss per common share	$(0.003)	$(0.003)	$(0.005)	$(0.007)

Basic and diluted weighted average common shares outstanding	89,405,403	83,100,498	86,575,299	83,059,614

See accompanying Notes to Condensed Consolidated Financial Statements.

THE GUITAMMER COMPANY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
SIX MONTHS ENDED JUNE 30, 2016 AND YEAR ENDED DECEMBER 31, 2015
(UNAUDITED)

					Additional
	Common Stock		Preferred Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, January 1, 2015	83,000,498	$83,001	-	$-	$7,985,860	$(10,584,896)	$(2,516,035)

Employee stock option compensation	-	-	-	-	195,923	-	195,923

Common stock issued for services	100,000	100	-	-	8,400	-	8,500

Common stock issued for Preferred Stck Dividends	242,559	242			(242)		-

Warrants earned in connection with joint venture	-	-	-	-	93,500	-	93,500

Preferred stock issuance	-	-	50,000	50	499,950	-	500,000

Dividends - preferred stock	-	-	-	-	-	-	-

Net loss before divendends on preferred stock						$(1,102,627)	$(1,102,627)
Balance, December 31, 2015	83,343,057	$83,343	50,000	$50	$8,783,391	$(11,687,523)	$(2,820,739)

Employee stock option compensation	-	-	-	-	13,708	-	13,708

Employee stock compensation	600,000	600	-	-	19,300	-	19,900

Options/warrants exercised for common stock purchases	3,066,270	3,067	-	-	74,613	-	77,680

Common Stock issuance	7,500,000	7,500			367,500		375,000

Dividends - preferred stock	-	-	-	-	-	(19,945)	(19,945)

Net loss						$(461,775)	$(461,775)
Balance, June 30, 2016 (not reviewed)	94,509,327	$94,510	50,000	$50	$9,258,512	$(12,169,243)	$(2,816,171)

See accompanying Notes to Condensed Consolidated Financial Statements.

THE GUITAMMER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2016	2015
	(not reviewed)
Cash flows from operating activities
Net loss before dividends on preferred stock	$(461,775)	$(604,827)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation and patent amortization	12,757	18,063
Amortization of deferred financing fees	-	13,667
Amortization of debt discount	52	4,834
Stock based compensation	19,900
Employee stock options	13,708	106,297
Stock and warrants issued for services	-	8,500
Investment in affiliate	-	(26,066)
Warrants issued in connection with debt requirements	-	-
Warrants issued in connection with joint venture	(14,546)	-
Provision for obsolete inventory	-	-
Change in fair value of warrant liability	10,085	8,177

Changes in assets and liabilities
Restricted cash	-	-
Accounts receivable	67,208	(9,969)
Inventory, net	(47,392)	221,430
Prepaid expenses	-	(37,535)
Accounts payable and accrued expenses	11,776	(11,521)
Deferred revenue	20,577	(7,607)
Net cash used in operating activities	(367,650)	(316,557)

Cash flows from investing activities
Purchase of intangible assets	-	(2,440)
Proceeds on sale of property and equipment	-	-
Purchase of property and equipment	-	-
Net cash (used in) provided by investing activities	-	(2,440)

Cash flows from financing activities
Proceeds from stock and warrants	375,000	-
Proceeds from options and warrants exercised	77,680	-
Payment line of credit	-	-
Proceeds from private offering of preferred stock	-	500,000
Payment of debt	(6,256)	(46,602)
Net cash provided by financing activities	446,424	453,398

Net increase (decrease) in cash and cash equivalents	78,774	134,401
Cash and cash equivalents, beginning of period	12,305	16,185
Cash and cash equivalents, end of period	$91,079	$150,586

Supplemental disclosure of cash flow information
Cash paid during the period for
Interest	$22,364	$48,482
Income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities
Issuance of common stock in connection with debt retirement	$-	$-
Debt issued for professional services
Increase in deferred financing costs in connection with debt refinancing
Accrued preferred stock dividends	$19,945	$6,247
Accrued interest converted to debt	$-	$-
Issuance of common stock or warrants for professional services	$-	$8,500
Issuance of warrants for debt modification	$-	$-
Issuance of warrants for debt discount	$-	$-

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

Accounts receivable are uncollateralized customer obligations due under normal trade terms generally requiring payment within 30 days from the invoice date. The Company recorded an allowance of $5,073 and $5,073 at June 30, 2016 and December 31, 2015, respectively.

Inventory

Inventory, consisting of finished goods, is stated at the lower of cost or market. Cost is determined using the weighted average method. Inventory that is determined to be obsolete or not sellable is expensed immediately. The Company recorded a reserve for obsolete items of $7,000 at June 30, 2016 and $7,000 at December 31, 2015.

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

Deferred Revenue

The Company received prepayment for products from some of its’ customers as the Company requires prepayment before goods are shipped to all international customers. As of June 30, 2016 and December 31, 2015, the Company had deferred revenue of $43,887 and $23,310, respectively. The Company recognizes revenue and decreases deferred revenue in accordance with the revenue recognition policy.

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

There were no uncertain tax positions at June 30, 2016 or December 31, 2015, as the Company’s tax positions for open years meet the recognition thresholds of more likely than not to be sustained upon examinations. When necessary, the Company would accrue penalties and interest related to unrecognized tax benefits as a component of income tax expense. Tax returns for the years 2012 through 2015 are currently open to examination. Tax returns prior to 2012 are no longer subject to examination by tax authorities.

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

1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The carrying amount reported in the balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of the long term debt and revolving line of credit at June 30, 2016 and December 31, 2015 approximated the carrying amount based on interest rates that were close to market rates or being close to maturity and were determined on a Level 2 measurement.

The Black-Scholes valuation model is used to estimate the fair value of the warrants. The significant assumptions considered by the model were the remaining term of the warrants, the fair value per share stock price of $.04 and $.03, a risk free treasury rate for 1.42 years and .55 to 1.67 years of .633% and .498% to .923% and an expected volatility of 62% at June 30, 2016 and December 31, 2015, respectively. At June 30, 2016 and December 31, 2015, the fair value of warrants were determined on a Level 2 measurement.

Advertising

Costs of advertising and marketing are expensed as incurred including the cost of making commercials. Advertising and marketing costs were $3,018 and $12,993 for the three months ending June 30, 2016 and June 30, 2015, respectively.

Shipping and Handling

Shipping and handling costs of approximately $30,914 and $21,981 for the three months ending June 30, 2016 and 2015, respectively, are included in general and administrative expenses in the statements of operations.

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

	June 30,	December 31,
	2016	2015

Potentially dilutive securities:
Outstanding time-based stock options	40,360,537	43,462,561
Outstanding time-based warrants	2,712,862	10,944,112
Joint venture warrants earned to be issued	2,750,000	2,750,000
Convertible preferred stock	3,333,500	3,333,500

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

1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

2 - GOING CONCERN

The Company has incurred net losses, negative cash flows from operating activities, and has an accumulated deficit of approximately $12,169,243 at June 30, 2016. In addition, at June 30, 2016 the Company had a cash balance of approximately $91,079 and working capital deficiency of approximately $2,902,764. The Company has relied upon cash from its financing activities to fund its ongoing operations as it has not been able to generate sufficient cash from its operating activities in the past and there is no assurance it will be able to do so in the future. Unless the Company can obtain additional cash resources, these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

3 - PROPERTY AND EQUIPMENT, NET

	June 30,	December 31,
	2016	2015
Equipment and electronics	$175,876	$175,876
Furniture and fixtures	20,257	20,257
Leasehold improvements	12,313	12,313
	208,446	208,446

Less accumulated depreciation	(181,913)	(172,494)
Property and equipment, net	$26,533	$35,952

Depreciation expense for the six months ended June 30, 2016 and June 30, 2015 was $6,378 and $9,031 respectively.

4 – DEFERRED FINANCING COSTS, NET

	June 30,	December 31,
	2016	2015
Deferred financing costs	$153,454	$153,454
Less Accumulated Amortization	(153,454)	(153,454)
Deferred financing costs, net	$-	$-

Amortization expense for deferred financing costs for the three months ended June 30, 2016 and 2015 was $1,669 and $1,976, respectively. In January 2014, the notes payable to Forest Capital for $150,000 and the Julie Jacobs Trust for $100,000 were modified extending the maturity date by two years and the unpaid interest on each of these notes was added to the loan balance. As an inducement to extend the notes term and add the interest due and unpaid interest to the notes balance, the Company issued 324,000 warrants to Forest Capital and 216,000 warrants to the Julie Jacobs Trust. The cost of the warrants was valued at $13,464 using the Black Scholes valuation model and was added to deferred financing costs and was amortized over the remaining life of the loan.

5 - LINE OF CREDIT

The Company has entered into an unsecured line of credit arrangement with Key Bank, which carries a maximum possible loan balance of $40,000 at an annual interest rate of 6.25% and is due on demand. As of June 30, 2016 and December 31, 2015, the Company had borrowed $39,523.

6 – ACCRUED EXPENSES

Accrued expenses consisted of the following at June 30, 2016 and December 31, 2015:

	June 30,	December 31,
	2016	2015
Accrued payroll	$66,630	$66,825
Accrued interest	457,369	383,201
Warrant liability	16,272	6,187
Miscellaneous accrued expenses	69,914	50,267
	$610,185	$506,480

As more fully described in footnote 8, the Company has recorded a warrant liability of $16,272 and $6,187 as of June 30, 2016 and December 31, 2015, respectively, which is based on the Black-Scholes valuation model to estimate the fair value of the warrants. The significant assumptions considered by the model were the remaining term of the warrants, the fair value per share stock price of $.04 and $.03, a risk free treasury rate for 1.42 years and .55 to 1.67 years of .633% and .498% to .923% and an expected volatility of 62% at June 30, 2016 and December 31, 2015, respectively.

7 - DEBT

Debt payable to related parties is as follows:

June 30, 2016	December 31, 2015

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

7 - DEBT (Continued)

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

	108,071	108,071

Note payable to Thelma Gault, a stockholder, in the original amount of $800,000 at an interest rate of 10%. The loan is collateralized by all assets of the Company, and on April 25, 2008 signed an agreement in which her collateralization is shared with the State of Ohio. On November 18, 2010, Thelma Gault signed an agreement subordinating up to $700,000 of debt to the Walter Doyle Trust and the Julie Jacobs Trust and to Standard Energy through the Julie Jacobs Trust. Note was due on June 1, 2014 and now is considered due on demand.	584,352	584,352

Total debt payable to related parties	$954,530	$954,476

7 - DEBT (Continued)

	June 30, 2016	December 31, 2015

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

	$245,891	$253,091

Notes payable to Merrill Lynch in the original amount of $400,000, with interest payable at Libor plus .56%. In addition, this debt is guaranteed 50% each by the Walter J. Doyle Trust and the Julie E. Jacobs Trust. As compensation for their guarantees, the trusts receive 4% per annum and share a first position lien on all assets. The note is due on demand.	394,298	395,354

Notes payable to four different investors in the original amount of $250,000 at an original interest rate of 12%. On January 31, 2012, all of these notes except for a $75,000 note were converted to shares of stock at a price of $.25 per share. The $75,000 note was due June 30, 2012 and is now considered due on demand. The interest rate on the note has increased to 25% due to a default provision of the note.	75,000	75,000

Other debt	$715,189	$795,630
Less current portion of debt payable to non-related parties	715,189	795,630

Long term debt payable to non-related parties	$-	$-

7 - DEBT (Continued)

The principal maturities of the notes payable for the next five years and in the aggregate are as follows:

Period ending
June 30, 2016
2016	$1,675,921
2017	-
2018	-
2019	-
2020	--
$1,675,921

The Company is not in compliance with certain debt covenants and has not received waivers from the lender. As a result, the notes payable with an outstanding balance of $75,000 is due on demand and is classified as current in the accompanying balance sheets.

8 - STOCKHOLDERS’ DEFICIENCY

Authorization to increase Capital Stock

On July 28, 2014, the Board of Directors authorized the Company to issue 200,000,000 of Common Stock at $0.001 per value per share.

Stock Sales

On April 16, 2016, the Company sold 2,500,000 shares of common stock at $.05 per share. On May 26, 2016, warrants to purchase 2,500,000 shares of common stock were exercised at $.05 per share. On May 28, 2016 warrants to purchase 256,250 shares of common stock were exercised at $.05 per share. On May 30, 2016, warrants to purchase 256,250 shares of common stock were exercised at $.05 per share. On May 31, 3,437,500 warrants were exercised at $.05 per share.

8 - STOCKHOLDERS’ DEFICIENCY (continued)

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

8 - STOCKHOLDERS’ DEFICIENCY (continued)

The following table summarizes the activity for all stock options:

	Number of Options	Range of Exercise Price	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Weighted Average Grant Date Fair Value
Outstanding options as of January 1, 2014	40,761,505	$.00320 - $.25000	$.03704	5.55	$.03285
Options granted	3,450,000	$.07500	$.07500	9.93	$.07500
Options cancelled/expired	-	-	-	-	-
Options exercised	-	-	-	-	-
Outstanding options as of December 31, 2014	44,211,505	$.00320 - $.07500	$.02575	4.97	$.02390
Options granted	-	-	-	-	-
Options cancelled/expired	748,944	$.02131	$.02131	-	$.07514
Options exercised	-	-	-	-	-
Outstanding options as of December 31, 2015	43,462,561	$.00320 - $.07500	$.02583	4.25	$.02415
Outstanding options as of June 30, 2016	40,360,537	$.00320 - $.07500	$.02699	4.25	$.02415

The following table provides information about options under the Plan that are outstanding and exercisable as of June 30, 2016:

	Options Outstanding		Options Exercisable
Exercise Price	As of June 30, 2016	Weighted Average Contractual Life Remaining	As of June 30, 2016
$.00320	8,190,411	3.76 years	8,190,411
$.02131	25,120,126	3.15 years	26,355,884
$.07500	3,600,000	6.77 years	3,600,000
$.07500	3,450,000	8.93 years	3,450,000
	40,360,537		41,596,295

Included in the above table are 5,792,670 options to non-employees and 34,567,867 to officers, directors and employees of the Company.

8 - STOCKHOLDERS’ DEFICIENCY (continued)

Warrants

The Company has 2,712,862 and 10,944.112 warrants outstanding as of June 30, 2016 and December 31, 2015 respectively. Additionally, for the year ending December 31, 2015, the Company recognized an obligation to issue 2,750,000 warrants related to the joint venture at an exercise price of $.010. These warrants have not been issued yet (see note 8).

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

See footnote 11 for discussion on contingent warrants.

This table summarizes the grant date and exercise date for all warrants:

	Number of	Exercise
	Warrants	Price	Expiration Date
Outstanding Warrants from	499,296	$.02131	July, 2016
January 1, 2011	293,336	$.02131	August, 2017
Outstanding Warrants Granted in 2012	100,000	$.24000	October, 2016

Outstanding Warrants Granted in 2013

	250,000	$.24000	July, 2016
	500,000	$.24000	September, 2016
Outstanding Warrants Granted in 2014	616,000	$.24000	January, 2017
	62,500	$.24000	July, 2016
	62,500	$.24000	August, 2016
	62,500	$.24000	September, 2016
	62,500	$.24000	October, 2016
	94,000	$.10000	October, 2018
	62,500	$.24000	November, 2016
	47,730	$.10000	December, 2018

Outstanding Warrants Granted in 2015	-	-	-
Outstanding Warrants as of June 30, 2016	2,712,862	$02131 - $.24000	Expiration dates as As listed above

8 - STOCKHOLDERS’ DEFICIENCY (continued)

The warrants for 792,632 shares issued prior to January 1, 2011, include certain provisions that protect the holders from a decline in the stock price of the Company. As a result of those provisions, the Company recognizes the warrants as liabilities at their fair values on each reporting date.

As shown in footnote 6, the Company has recorded a warrant liability of $16,272 and $6,187 as of June 30, 2016 and December 31, 2015, respectively, which is based on the Black-Scholes valuation model to estimate the fair value of the warrants.

The significant assumptions considered by the model were the remaining term of the warrants, the fair value per share stock price of $.04 and $.03, a risk free treasury rate for 1.42 years and .55 to 1.67 years of .633% and .498% to .923% and an expected volatility of 62% at June 30, 2016 and December 31, 2015, respectively

9 – COMMITMENTS

None

10 - CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. Receivables are stated at the amounts management expects to collect from outstanding balances. Generally, the Company does not require collateral or other security to support contract receivables.

The Company had no major customer for the six months ended June 30, 2016 and no major customer for the year ending December 31, 2015. A major customer is defined as one that purchases ten-percent or more in a reporting period. Net sales for the six months ending June 30, 2016 and year ending 2015 include sales to the following major customer:

Customer	June 30, 2016	December 31, 2015
Amazon.com	4.6%	12.8%

Amazon.com accounted for 3.8% and 36.5% of the total accounts receivable balance at June 30, 2016 and December 31, 2015, respectively.

10 - CONCENTRATION OF CREDIT RISK (continued)

The Company had major suppliers in each of the reporting periods presented. A major supplier is defined as one that provides ten-percent or more of total cost-of-sales in a particular reporting period or has an outstanding account payable balance of ten-percent or more as of the reporting period.

	June 30, 2016		December 31,2015
	Purchases During Period	Account Payable Percentage at end of Period	Purchases During Period	Account Payable Percentage at end of period
LFT Manufacturing, LLC	90%	21%	20%	16%
Actiway Industrial Co.	-	17%	30%	12%
Sonavox Canada, Inc.	-	10%	13%	9%
Eminence Speaker LLC	10%	50%	31%	35%

11 - RELATED PARTY TRANSACTIONS

One of the Company’s shareholders is also a note holder and a minority shareholder of a supplier to the Company. This shareholder is a note holder who also owns 2,590,098 shares of the Company’s common stock and is a minority shareholder in Eminence Speaker, LLC, a supplier to the Company.

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

11 - RELATED PARTY TRANSACTIONS (continued)

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

The Company accounts for this joint venture as an equity method investment. Under the equity method of accounting, an Investee company’s accounts are not reflected within the Company’s Consolidated Balance Sheets and Consolidated Statements of Income; however, the Company’s share of the earnings or losses of the Investee Company is reflected in the Company’s Consolidated Statements of Income. The Company’s carrying value in an equity method Investee company are reflected in the Company’s Consolidated Balance Sheets. The Company’s share of earnings for the period ending June 30, 2016, was approximately $9,568 and has been recorded in the Company’s Consolidated financial statements. The company purchased $278,202 of product for the period ending June 30, 2016 and $441,601 of product for the year ended December 31, 2015 from LFT Manufacturing, LLC.

12 – OTHER ASSETS

Other assets consist of patents and trademarks related to the ButtKicker brand products and technology. The assets are being amortized over 10 years based on the estimated useful lives of the patents and trademarks. Amortization of the intangible assets, which is included in general and administrative expenses, was $3,337 and $7,953 for the period ending June 30, 2016 and December 31, 2015, respectively. The estimated future amortization expense for intangible assets is approximately: $6,700 in 2016, $4,300 in 2017, $2,600 in 2018 and 2019, 2,300 in 2020 and $7,100 thereafter.

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

None

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with Guitammer's Unaudited Condensed Consolidated Interim Financial Statements and notes thereto included elsewhere in this Form 10-Q. While the Company believes that these unaudited Financial Statements present fairly, in all material respects, the financial position of the Company as of June 30, 2016 and 2015 and the results of operations and its cash flows for each of the periods then ended, the unaudited Financial Statements for June 30, 2016 have not been reviewed by the Company's independent certified public accountants and therefore this report is substantially deficient. Except for the historical information contained herein, the discussion in this Form 10-Q contains certain forward looking statements that involve risks and uncertainties, such as statements of Guitammer plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q. These statements include, without limitation, statements concerning the potential operations and results of Guitammer described below. Guitammer's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, without limitation, those factors discussed herein and in Guitammer's Form 10 Registration Statement.

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

Accounts receivable are uncollateralized customer obligations due under normal trade terms generally requiring payment within 30 days from the invoice date. The Company recorded an allowance of approximately $5,073 and $5,073 at June 30, 2016 and December 31, 2015, respectively.

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

Deferred Revenue

The Company received prepayment for products from some of its customers as the Company requires prepayment before goods are shipped to almost all international customers. As of June 30, 2016 and December 31, 2015 the Company had deferred revenue of $43,887 and $23,310 respectively. The Company recognizes revenue and decreases deferred revenue in accordance with the revenue recognition policy.

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

There were no uncertain tax positions as of June 30, 2016 or December 31, 2015, as the Company’s tax positions for open years meet the recognition thresholds of more likely than not to be sustained upon examinations. Tax returns for the years 2012 through 2015 are currently open to examination. Tax returns prior to 2012 are no longer subject to examination by tax authorities.

Shipping and Handling

Shipping and handling costs of approximately $30,914 and $21,981 for the three months ending June 30, 2016 and 2015, respectively, are included in general and administrative expenses in the statements of operations.

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

Six months ended June 30, 2016

All references below to per share and shares of Common Stock of the Company reflect the reorganization.

Results of Operations

Revenue decreased $482,378 or 54.7%, to $399,226 for the six months ended June 30, 2016, compared to revenue of $881,604 for the six months ended June 30, 2015. Although the Company was able to obtain inventory items due to its relationship with LFT Manufacturing as explained in Note 11 of the financial statements, continued lack of sufficient working capital to purchase inventory resulted in a decrease in revenue in the first half of 2016. Management believes that revenue could have been larger if it had sufficient inventory to meet its sales demands for this time period.

Cost of goods sold decreased $239,625, or 30.1%, to $225,968 for the six months ended June 30, 2016, compared to cost of goods sold of $465,593 for the six months ended June 30, 2015. This decrease is in line with the revenue decrease for the quarter.

Gross profit decreased by $242,753 or 53.4% to $173,258 for the six months ended June 30, 2016 compared to gross profit of $416,011 for the six months ended June 30, 2015. Our gross margin percentage decreased to 43.4% from 47.2% for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 due to an unfavorable product mix.

General and administrative expenses decreased $373,725 or 42.1%, to $514,838 for the six months ended June 30, 2016, compared to general and administrative expenses of $888,563 for the six months ended June 30, 2015. Significant variations within the general and administrative expenses were as follows:

	June 30, 2016	June 30, 2015	Increase (Decrease)
Payroll and related	$262,908	$391,796	$(128,889)
Professional fees	37,308	140,070	(102,762)
Freight and related	53,848	71.607	(17,756)
Advertising and marketing	9,161	94,402	(85,241)
Patent renewal and licenses	27,832	24,842	2,990
Depreciation	12,756	18,063	(5,307)
Travel and Entertainment	24,443	49,263	(24,820)
All other general & admin. expenses	86,582	98,520	(11,940)
	$514,838	$888,563	$(373,725)

Payroll and related expense decreased by $128,889 in the six months ended June 30, 2016 compared to the six months ended June 30, 2015 primarily due to the reduction of personnel in the first quarter of 2016.

Professional fees decreased by $102,762 in the six months ended June 30, 2016 compared to the six months ended June 30, 2015, primarily due to a decrease in stock based consulting expenses related to marketing the Company’s broadcast technology.

Freight and related expenses decreased by $17,756 in the six months ended June 30, 2016 compared to the six months ended June, 2015, due to decreased sales where shipping costs are paid by Guitammer during the six months ended June 30, 2016.

Advertising and Marketing expense decreased by $85,241 in the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The decrease is mainly due to television commercial costs associated with the Company’s use of it haptic-tactile broadcast technology for Comcast Sports Net CA’s (“CSNCA”) telecasts of the San Jose Sharks’ home games from the SAP Center in the first half of 2015.

Patent renewal and licenses expense increased by $2,990 in the six months ended June 30, 2016 compared to the six months ended June 30, primarily due to more patents renewing in the first quarter of 2016.

Depreciation expense decreased by $5,307 in the six months ended June 30, 2016 compared to the six months ended June 30, 2015, primarily due to the additional depreciation associated with the remaining equipment purchased for the tactile enhanced live sports broadcast of the NHRA.

Travel and entertainment expense decreased by $24,820 in the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The primary reason for the decrease was travel expense associated personnel travel costs related to the use of the Company’s broadcast technology in the first quarter of 2015 with the CSNCA / San Jose Sharks broadcasts which did not continue for the balance of 2015.

Research and development expenses increased by $30,738 to $32,313 for the six months ended June 30, 2016, compared to $1,575 for the six months ended June 30, 2015 due to amplifier design expenses incurred in the first and second quarter in 2016 versus very little research and development expenses incurred by the Company in the firs half of 2015.

Loss from operations decreased by $100,235 or 21.1% for the six months ended June 30to $373,982 as compared to $474,127 for the six months ended June 30, 2015. The decrease was caused by the decrease in general and administrative expenses offset by the reduction in gross profit.

Investment income from joint venture decreased by $11,520 or 44.2% in the six months ended June 30, 2016 compared to $26,066 for the six months ended June 30, 2015, due to the joint venture the company has entered into to form LFT Manufacturing, the company’s biggest supplier, as explained in Note 11 to the financial statements.

Net interest expense decreased $54,353 or 34.7%, to $102,249 for the six months ended June 30, 2016, compared to interest expense of $156,783 for the six months ended June, 2015. The decrease was due primarily to a one time retroactive charge in 2015 on a loan which rate increased to 25% that was previously 12% due to a provision in the loan agreement.

Our net loss available to stockholders decreased $143,052 or 23.7% for the six months ended June 30, 2016 to a net loss of $461,775. We had net a loss before dividends of $604,827 for the six months ended June 30, 2015, The decrease was caused primarily by the decrease in general and administrative expense and interest expense.

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

	June 30,	June 30,
	2016	2015
Net Loss available to common stockholders	$(461,775)	$(604,827)
Adjustments
Interest expense	102,249	156,783
Depreciation and patent amortization	12,756	18,063
Taxes	-	-
EBITDA	(346,770)	(429,981)
Less non-cash expenses from:
Stock warrant expense	-	-
Payment of stock and warrants to consultants	-	-
Employee stock options expense	33,608	106,296
Adjusted EBITDA	$(313,162)	$(323,685)

EBITDA increased $83,211 or 40.4% to $(346,770) for the six months ended June 30 2016, compared to EBITDA of $(429,981) for the six months ended June 30, 2015. The increase in EBITDA was primarily caused by decreases in general and administrative and interest expense.

Adjusted EBITDA, increased $10,523 or 3.3% to $(313,162) for the six months ended June 30, 2016, compared to adjusted EBITDA, of $(323,685) for the six months ended June 30, 2015 for reasons stated directly above offset by a decrease in employee stock compensation.

RESULTS OF OPERATIONS

Three months ended June 30, 2016

All references below to per share and shares of Common Stock of the Company reflect the reorganization.

Results of Operations

Revenue decreased $146,096 or 41.6%, to $205,180 for the three months ended June 30, 2016, compared to revenue of $351,256 for the three months ended June 30, 2015. Although the Company was able to obtain inventory items due to its relationship with LFT Manufacturing as explained in Note 11 of the financial statements, continued lack of sufficient working capital to purchase inventory resulted in a decrease in revenue in the 2nd quarter of 2016. Management believes that revenue could have been larger if it had sufficient inventory to meet its sales demands for this time period.

Cost of goods sold decreased $53,417, or 30.1%, to $124,185 for the three months ended June 30, 2016, compared to cost of goods sold of $177,602 for the three months ended June 30, 2015. This decrease is in line with the revenue decrease for the quarter.

Gross profit decreased by $92,659 or 53.4% to $80,995 for the three months ended June 30, 2016 compared to gross profit of $173,654 for the three months ended June 30, 2015. Our gross margin percentage decreased to 39.5% from 49.4% for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 due to an unfavorable product mix.

General and administrative expenses decreased $108,447 or 28.9%, to $268,159 for the three months ended June 30, 2016, compared to general and administrative expenses of $376,606 for the three months ended June 30, 2015. Significant variations within the general and administrative expenses were as follows:

	June 30, 2016	June 30, 2015	Increase (Decrease)
Payroll and related	$129,356	$194,272	$(64,916)
Professional fees	19,800	55,270	(35,470)
Freight and related	30,914	21,981	8,933
Advertising and marketing	3,018	12,993	(9,975)
Patent renewal and licenses	9,644	20,912	(11,268)
Depreciation	6,378	9,031	(2,653)
Travel and Entertainment	15,017	32,112	(17,094)
All other general & admin. expenses	54,032	30,035	23,996
	$268,159	$376,606	$(108,447)

Payroll and related expense decreased by $64,916 in the three months ended June 30, 2016 compared to the three months ended June 30, 2015 primarily due to the reduction of personnel in the first quarter of 2016.

Professional fees decreased by $35,470 in the three months ended June 30, 2016 compared to the three months ended June 30, 2015, primarily due to a decrease in stock based consulting expenses related to marketing the Company’s broadcast technology.

Freight and related expenses increased by $8,933 in the three months ended June 30, 2016 compared to the three months ended June 30, 2015, due to increased shipping costs consisting of a higher percentage mix of air freight versus ocean expense which are paid by Guitammer during the three months ended June 30, 2016.

Advertising and Marketing expense decreased by $9,975 in the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The decrease is mainly due to television commercial costs associated with the Company’s use of it haptic-tactile broadcast technology for Comcast Sports Net CA’s (“CSNCA”) telecasts of the San Jose Sharks’ home games from the SAP Center in the first half of 2015.

Patent renewal and licenses expense decreased by $11,268 in the three months ended June 30, 2016 compared to the three months ended June 30, 2015, primarily due to less patents renewing in the tin the second quarter of 2016.

Depreciation expense decreased by $2,653 in the three months ended June 30, 2016, compared to the three months ended June 30, 2015, primarily due to the additional depreciation associated with the remaining equipment purchased for the tactile enhanced live sports broadcast of the NHRA.

Travel and entertainment expense decreased by $17,094 in the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The primary reason for the decrease was travel expense associated personnel travel costs related to the use of the Company’s broadcast technology in the first quarter of 2015 with the CSNCA / San Jose Sharks broadcasts which did not continue for the balance of 2015.

Research and development expenses increased by $18,782 to $20,357 for the three months ended June 30, 2016, compared to $1,575 for the three months ended June 30, 2015 due to amplifier design expenses incurred in the second quarter in 2016 versus minimal research and development expenses incurred by the Company in the second quarter of 2015.

Loss from operations increased by $2,994 or 1.5% for the three months ended June 30, 2016 to $207,521 as compared to $204,527 for the three months ended June 30, 2015. The increase was due to research and development expense offset by a decrease in general and administrative expenses.

Investment income from joint venture decreased by $10,498 to $9,568 or 52.3% in the three months ended June 30, 2016 compared to $20,066 for the three months ended June 30 which was in line with revenue decrease in the second quarter of 2016.

Net interest expense increased $831 or 1.5%, to $57,318 for the three months ended June 30, 2016, compared to interest expense of $56,487 for the three months ended June 30, 2015. The increase was due primarily to a one time retroactive charge in 2015 that had phased out on a loan which rate increased to 25% that was previously 12% due to a provision in the loan agreement.

Our net loss available to stockholders increased $20,323 or 8.6% for the three months ended June 30, 2016 to a net loss of $255,271 in the three months ended June 30, 2015. We had net a loss before dividends of $234,948 for the three months ended June 30, 2015, The increase was caused primarily by the increase in research and development expense, a decrease in investment income offset by a decrease in general and administrative expense.

Liquidity and Capital Resources

Total current assets were $312,405 as of June 30, 2016, consisting of cash of $91,079, net accounts receivable of $35,915, inventory of $185,280 and prepaid and other current assets of $131.

Total current liabilities were $3,215,169 as of June 30, 2016, consisting of accounts payable and accrued expenses of $1,462,041, current maturities of long-term debt of $1,669,718 and other liabilities of $83,410.

The working capital deficit decreased by $2,778 or .1% to $2,902,768 ending June 30, 2016 compared to the working capital deficit of $2,905,542 at December 31, 2015.

Cash Flows During the Six Months Ended June 30, 2016

During the six months ended June 30, 2016 we had a net increase in cash and cash equivalents of $78,774 primarily consisting of net cash used in by operating activities of $367,650 offset by net cash generated in financing activities of $446,424.

Net cash used in operating activities was $367,650 for the six months ended June 30, 2016, consisting of an increase in accounts receivable of $67,208, decrease in net inventory of $47,392 and increases in deferred revenue of $20,577 and accounts payable and accrued expenses of $11,776,

Net cash provided by financing activities was $446,424 for the six months ended June 30, 2016, consisting of proceeds of $375,000 from the issued common stock and proceeds of $77,680 from options and warrants exercised offset partially by payment of debt of $6,256.

The Company historically has incurred net losses, negative cash flows from operating activities, and has an accumulated deficit of approximately $12,169,243 at June 30, 2016. In addition at June 30, 2016, the Company had a cash balance of $91,079 and working capital deficiency of approximately $2,902,764. Without additional financing, the Company is and will be in an illiquid position. The Company received cash through the sales of Common Stock and warrants to purchase Common Stock in the amount of $237,125 in the third quarter of 2014 and $172,400 in the fourth quarter of 2014. During 2015, $500,000 was received from the sale of preferred stock. In 2016, the Company received cash of $375,000 through the sale of common stock and cash of $77,680 from options and warrants exercised. The Company believes that the receipt of additional equity will enable it to purchase adequate inventory to meet its existing sales demand and to be able to increase sales through advertising and marketing related activities. There is no assurance that the Company will have any additional sales of stock or that the Company will be able to become operationally cash flow positive. If the Company is successful in raising significant additional capital, the Company intends to increase its budgets for advertising and marketing, targeting consumers who have shown an interest in the Company’s or similar products. The Company also intends to hire one or more sales people to sell the Company’s products to key markets including cinema, home theater and video gaming and international markets.

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

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including Mark Luden, the Company's Chief Executive Officer ("CEO") and Lawrence Lemoine, the Company's Chief Operating Officer (“COO”) & Chief Financial Officer ("CFO") of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2016 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and COO/CFO, as appropriate, to allow timely decisions regarding required disclosure, due to the material weaknesses described below.

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

Changes in Internal Controls

During the three months ended June 30, 2016 there were no significant changes in internal controls of the Company, or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

The Guitammer Company (Registrant)

Date: November 17, 2016	By:	/s/ Lawrence L Lemoine
Lawrence L Lemoine
Chief Operating Officer and Chief Financial Officer

